Form 10-Q
period 2021-09-30
LAMF Global Ventures Corp. I
filed 2021-12-21
CIK 1879297

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from

to

Commission File No. 001-41053

LAMF GLOBAL VENTURES CORP. I
(Exact name of registrant as specified in its charter)

Cayman Islands	98-1616579
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
9255 Sunset Blvd., Suite 515
West Hollywood, California 90069
(Address of Principal Executive Offices, including zip code)
(424)
343-8760
(Registrant’s telephone number, including area code)
N/A
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Class A ordinary share, $0.0001 par value, and one-half of one redeemable warrant	LGVCU	The Nasdaq Stock Market LLC
Class A ordinary shares, par value $0.0001 par value	LGVC	The Nasdaq Stock Market LLC
Warrants, each whole warrant exercisable for one Class A ordinary share at an exercise price of $11.50 per share	LGVCW	The Nasdaq Stock Market LLC
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
    Yes  ☐    No  ☒
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation
S-T
(§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated
filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in
Rule 12b-2
of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2
of the Exchange Act):    Yes  ☒    No  ☐
As of December 2
1
, 2021, there were 26,406,000 Class A ordinary shares, $0.0001 par value per share, and 8,433,333 Class B ordinary shares, $0.0001 par value per share, issued and outstanding.

LAMF GLOBAL VENTURES CORP. I
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2021

i

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
LAMF GLOBAL VENTURES CORP. I
CONDENSED BALANCE SHEET
SEPTEMBER 30, 2021
(UNAUDITED)

ASSETS
Deferred offering costs	$295,672

LIABILITIES AND SHAREHOLDER’S EQUITY
LIABILITIES
Current liabilities
Due to affiliate	$33,581
Accrued offering costs	262,091

Total current liabilities	295,672

COMMITMENTS AND CONTINGENCIES
SHAREHOLDER’S EQUITY
Preference Shares; $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	—
Class A Ordinary Shares; $0.0001 par value; 500,000,000 shares authorized; none issued and outstanding	—
Class B Ordinary Shares; $0.0001 par value; 50,000,000 shares authorized; 8,433,333 issued and outstanding (1)	843
Additional paid-in capital	24,157
Accumulated deficit	(25,000)

Total Shareholder’s Equity	—

Total Liabilities and Shareholder’s Equity	$295,672

(1)
Includes an aggregate of up to 1,100,000 Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters. On November 16, 2021, the underwriters exercised the over-allotment option in full; thus, these shares are no longer subject to forfeiture (Note 5).

The accompanying notes are an integral part of the condensed financial statements.

LAMF GLOBAL VENTURES CORP. I
CONDENSED STATEMENT OF OPERATIONS
FOR THE PERIOD FROM JULY 20, 2021 (INCEPTION) THROUGH SEPTEMBER 30, 2021
(UNAUDITED)

EXPENSES
Formation costs	$25,000

Total expenses	25,000

Net loss	$(25,000)

Weighted average shares outstanding, basic and diluted (1)	7,333,333

Basic and diluted net loss per Class B ordinary shares	$(0.00)

(1)
Excludes an aggregate of up to 1,100,000 Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters. On November 16, 2021, the underwriters exercised the over-allotment option in full; thus, these shares are no longer subject to forfeiture (Note 5).
The accompanying notes are an integral part of the condensed financial statements.

LAMF GLOBAL VENTURES CORP. I
CONDENSED STATEMENT OF CHANGES IN SHAREHOLDER’S EQUITY
FOR THE PERIOD FROM JULY 20, 2021 (INCEPTION) THROUGH SEPTEMBER 30, 2021

	(UNAUDITED)
		Ordinary shares
	Class A		Class B		Preference shares				Total shareholder’s equity
	Shares	Amount	Shares	Amount	Shares	Amount	Additional paid-in capital	Accumulated deficit
Balance, July 20, 2021 (inception)	—	$—	—	$—	—	$—	$—	$—	$—
Issuance of Class B ordinary shares to Sponsor (1)	—	—	8,433,333	843	—	—	24,157	—	25,000
Net loss	—	—	—	—	—	—	—	(25,000)	(25,000)

Balance, September 30, 2021	—	$—	8,433,333	$843	—	$—	$24,157	$(25,000)	$—

(1)
Includes an aggregate of up to 1,100,000 Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters . On November 16, 2021, the underwriters exercised the over-allotment option in full: thus, these shares are no longer subject to forfeiture (Note 5).

The accompanying notes are an integral part of the condensed financial statements.

LAMF GLOBAL VENTURES CORP. I
CONDENSED STATEMENT OF CASH FLOWS
FOR THE PERIOD FROM JULY 20, 2021 (INCEPTION) THROUGH SEPTEMBER 30, 2021
(UNAUDITED)

Cash Flows from Operating Activities
Net loss	$(25,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Formation costs paid by Sponsor	25,000

Net cash used in operating activities	—

Net Change in Cash	—

Cash - Beginning of period	—

Cash - End of period	$—

Supplemental disclosure of non-cash financing activities:
Deferred offering costs included in accrued offering costs	$262,091

Offering costs paid by the Sponsor in exchange for Class B ordinary shares	$25,000

Deferred offering costs paid by the Sponsor	$33,581

The accompanying notes are an integral part of the condensed financial statements.

NOTE 1 — ORGANIZATION AND BUSINESS OPERATIONS
LAMF Global Ventures Corp. I (the “Company”) is a blank check company incorporated as a Cayman Islands exempted company on July 20, 2021. The Company was formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses or entities (the “Business Combination”). The Company has not selected any specific Business Combination target and the Company has not, nor has anyone on its behalf, engaged in any substantive discussions, directly or indirectly, with any Business Combination target with respect to an initial Business Combination with the Company.
The Company is not limited to a particular industry or geographic region for purposes of consummating a Business Combination. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies. The Company has selected December 31 as its fiscal year end.
As of September 30, 2021, the Company had not commenced any operations. All activity for the period from July 20, 2021(inception) through September 30, 2021 relates to the Company’s formation and the Initial Public Offering (the “IPO”). The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating
income in the form of interest income from the proceeds derived from the IPO.
The registration statement for the IPO (the “Registration Statement”) was declared effective on November 10, 2021.
On November 16, 2021, the Company consummated the IPO of 22,000,000 units (the “Units”) at $10.00 per Unit, generating gross proceeds of $220,000,000, which is described in Note 3.
Simultaneously with the closing of the IPO, the Company consummated the sale of 1,040,000 private placement units (the “Private Placement Units”) at a price of $10.00 per Private Placement Unit in a private placement to the Company’s sponsor, LAMF SPAC Holdings I LLC (the “Sponsor”), generating gross proceeds of $10,400,000, which is described in Note 4.
Simultaneously with the closing of the IPO, the Company consummated the closing of the sale of 3,300,000 additional Units upon receiving notice of the underwriter’s election to fully exercise its over-allotment option, generating additional gross proceeds of $33,000,000. Simultaneously with the exercise of the overallotment, the Company consummated the private placement of an additional 66,000 Private Placement Units to the Sponsor, generating gross proceeds of $660,000.

The net proceeds of the sale of the Units and the Private Placement Units was placed in a trust account (the “Trust Account”). After January 1, 2022, the proceeds held in the Trust Account will be invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule
2a-7
of the Investment Company Act of 1940, as amended (the “Investment Company Act”) which only invest in direct U.S. government treasury obligations, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account, as described below.
Offering costs for the IPO amounted to $16,110,098, consisting of $4,000,000 of underwriting fees, $9,915,000 of deferred underwriting fees payable (which are held in the Trust Account) and $2,195,098 of other costs. As described in Note 6, the $9,915,000 of deferred underwriting fee payable is contingent upon the consummation of a Business Combination by May 16, 2023, 18 months from the closing of the IPO (the “Combination Period”), subject to the terms of the underwriting agreement relating to the IPO.
The Company’s management has broad discretion with respect to the specific application of the net proceeds of the IPO and the sale of the Private Placement Units, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that the Company will be able to complete a Business Combination successfully. The Company must complete one or more initial Business Combinations having an aggregate fair market value of at least 80% of the assets held in the Trust Account (excluding the deferred underwriting commissions and taxes payable on income earned on the Trust Account) at the time of the agreement to enter into the initial Business Combination. However, the Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. There is no assurance the Company will be able to successfully effect a Business Combination.
The Company will provide the holders (the “Public Shareholders”) of the outstanding Class A ordinary shares, par value $0.0001 per share (“Class A ordinary shares”), included in the Units sold in the IPO (the “Public Shares”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by the means of a tender offer. The decision as to whether the Company will seek shareholder approval of a proposed Business Combination or conduct a tender offer will be made by the Company. The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.20 per Public Share, plus any pro rata interest then in the Trust Account, net of taxes payable). There will be no redemption rights with respect to the Warrants (as defined in Note 3).
All of the Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation if there is a shareholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s amended and restated memorandum and articles of association (the “Articles”). In accordance with Accounting Standards Codification (“ASC”)
480-10-S99,
redemption provisions not solely within the control of a company require Class A ordinary shares subject to redemption to be classified outside of permanent equity. Given that the Public Shares were issued with other freestanding instruments (i.e., the Public Warrants (as defined in Note 3)), the initial carrying value of Class A ordinary shares classified as temporary equity will be the allocated proceeds determined in accordance with ASC
470-20.
The Class A ordinary shares are subject to ASC
480-10-S99.
If it is probable that the equity instrument will become redeemable, the Company has the option to either (i) accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument or (ii) recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. The Company has elected to recognize the changes immediately. While redemptions cannot cause the Company’s net tangible assets to fall below $5,000,001, the Public Shares are redeemable and are classified as such on the balance sheet until such date that a redemption event takes place.

If the Company seeks shareholder approval of the Business Combination, the Company will proceed with a Business Combination if a majority of the shares voted are voted in favor of the Business Combination, or such other vote as required by law or stock exchange rule. If a shareholder vote is not required by applicable law or stock exchange listing requirements and the Company does not decide to hold a shareholder vote for business or other reasons, the Company will, pursuant to the Articles, conduct redemptions pursuant to the tender offer rules of the Securities and Exchange Commission (the “SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, shareholder approval of the transaction is required by applicable law or stock exchange listing requirements, or the Company decides to obtain shareholder approval for business or other reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks shareholder approval in connection with a Business Combination, the Sponsor and the Company’s officers and directors have agreed to vote their Founder Shares (as defined in Note 5) and any Public Shares purchased by them during or after the IPO in favor of approving a Business Combination. Additionally, each Public Shareholder may elect to redeem their Public Shares without voting, and if they do vote, irrespective of whether they vote for or against the proposed transaction.
Notwithstanding the foregoing, the Articles provide that a Public Shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its shares with respect to more than an aggregate of 15% or more of the Class A ordinary shares sold in the IPO, without the prior consent of the Company.
The Sponsor and the Company’s officers and directors (the “Initial Shareholders”) have agreed not to propose an amendment to the Articles (A) to modify the substance or timing of the Company’s obligation to redeem 100% of the Public Shares if it does not complete a Business Combination within 18 months from the closing of the IPO or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial
Business Combination activity, unless the Company provides the Public Shareholders with the opportunity to redeem their Class A ordinary shares in conjunction with any such amendment.
If the Company is unable to complete a Business Combination by the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share
price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (which interest shall be net of taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish the Public Shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and the Company’s board of directors, liquidate and dissolve, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

The Initial Shareholders have agreed to waive their liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the Initial Shareholders should acquire Public Shares in or after the IPO, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to their deferred underwriting commissions (see Note 6) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be only $10.20 per share held in the Trust Account.
In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a written letter of intent, confidentiality or other similar agreement or business combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.20 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the Trust Account, if less than $10.20 per public share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under our indemnity of the underwriters of this offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (except the Company’s independent registered public accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form
10-Q
and Article 8 of Regulation
S-X
of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.
The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s final prospectus for the IPO filed with the SEC on November 12, 2021, as well as the Company’s Current Report on Form
8-K
filed with the SEC on November 22, 2021. The interim results for the period from July 20, 2021 (inception) through September 30, 2021, are not necessarily indicative of the results to be expected for the year ending December 31, 2021, or for any future periods.
Emerging Growth Company Status
The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart our Business Startups Act of 2012, (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.
Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non- emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s condensed financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.
Use of Estimates
The preparation of the condensed financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.
Class A Ordinary Shares Subject to Possible Redemption
The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480, “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as a liability and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary share that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholder’s equity. The Company’s Class A ordinary shares features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events.

Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash and cash equivalents as of September 30, 2021.
Deferred Offering Costs
Deferred offering costs consist of professional fees incurred through the condensed balance sheet date that are directly related to the IPO. Offering costs amounting to $16,110,098 were charged to temporary shareholder’s equity upon the completion of the IPO (see Note 1). As of September 30, 2021, there were
$295,672 of deferred offering costs recorded in the accompanying condensed balance sheet.
Fair Value of Financial Instruments
The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheet, primarily due to its short-term nature.
Net Loss Per Ordinary Share
Net loss per ordinary share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture. At September 30, 2021 and the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted loss per ordinary share is the same as basic loss per ordinary share for the periods presented.
Income Taxes
ASC Topic 740, “Income Taxes,” prescribes a recognition threshold and a measurement attribute for the financial statements recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of September 30, 2021, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the periods presented. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.
Recent Accounting Pronouncements
The Company’s management does not believe that any recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force) and the SEC if currently adopted, would have a material impact on the Company’s condensed financial statements.

NOTE 3 — INITIAL PUBLIC OFFERING
Pursuant to the IPO, the Company sold 25,300,000 Units (including 3,300,000 Units as part of the underwriters’ full exercise of the over-allotment option) at a price of $10.00 per Unit. Each Unit consists of one Class A ordinary share and one-half
of one redeemable warrant (each whole warrant, a “Public Warrant” and, together with the Private Placement Warrants (as defined in Note 4), the “Warrants”). Each Public Warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment (see Note 7).
NOTE 4 — PRIVATE PLACEMENT
On November 16, 2021, simultaneously with the consummation of the IPO and the underwriters’ exercise of their over-allotment option, the Company consummated the issuance and sale of (“Private Placement”) 1,106,000 Private Placement Units in a private placement transaction at a price of $10.00 per Private Placement Unit, generating gross proceeds of $11,060,000. Each whole Private Placement Unit consists of one Class A ordinary share (each, a “Private Placement Share”) and one-half
of one redeemable warrant (each, a “Private Placement Warrant”). Each whole Private Placement Warrant will be exercisable to purchase one Class A ordinary share at a price of $11.50 per share. A portion of the proceeds from the Private Placement Units was added to the proceeds from the IPO held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Units will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law), and the Private Placement Units and all underlying securities will be worthless.
NOTE 5 — RELATED PARTY TRANSACTIONS
Founder Shares
On September 3, 2021, the Sponsor paid $25,000, or approximately $0.003 per share, to cover formation costs in exchange for an aggregate of 7,666,667 Class B ordinary shares, par value $0.0001 per share (the “Founder Shares”). On November 10, 2021, the Company effected a share capitalization pursuant to which an additional 766,666 Founder Shares were issued to the Sponso
r
.

All shares and associated amounts have been retroactively restated to reflect the share capitalization, resulting in an aggregate of 8,433,333 Founder Shares outstanding as of

September 30, 2021.

The Initial Shareholders have agreed not to transfer, assign or sell any of their Founder Shares until the earliest to occur of: (i) (x) with respect to one-third
of such shares, until consummation of the initial Business Combination, (y) with respect to one-third
of such shares, until the closing price of the Class A ordinary shares exceeds $12.00 for any 20 trading days within a
30-trading
day period following the consummation of the initial Business Combination and (z) with respect to one-third
of such shares, until the closing price of the Class A ordinary shares exceeds $15.00 for any 20 trading days within a
30-trading
day period following the consummation of the initial Business Combination; (ii) two years after the consummation of the initial Business Combination; and (iii) the date on which the Company completes a liquidation, merger, capital share exchange or other similar transaction after the initial Business Combination that results in all of the Company’s shareholders having the right to exchange their Class A ordinary shares for cash, securities or other property; except to certain permitted transferees and under certain circumstances. Any permitted transferees will be subject to the same restrictions and other agreements of the Initial Shareholders with respect to any Founder Shares.
Promissory Note — Related Party
On September 3, 2021, the Sponsor issued an unsecured promissory note to the Company, pursuant to which the Company could borrow up to an aggregate principal amount of $300,000 to be used for a portion of the expenses related to the IPO. No amounts were borrowed under the Promissory note as of September 30, 2021.
Related Party Loans
In order to finance transaction costs in connection with an intended initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes the initial Business Combination, the Company would repay the Working Capital Loans. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,200,000 of the Working Capital Loans may be convertible into units of the post Business Combination entity at a price of $10.00 per unit at the option of the lender. The units would be identical to the Private Placement Units. At September 30, 2021, no such Working Capital Loans were outstanding.
Due to Affiliate
An affiliate of the Company advanced $33,581
for the cost of certain regulatory fees incurred by the Company. Management will reimburse this amount to the affiliate by December 31, 2021.
Administrative Services Agreement
On November 10, 2021, the Company entered into an agreement to pay the Sponsor (and/or its affiliates or designees) an aggregate of $20,000 per month for office space and, secretarial, and administrative services. Upon the earlier of the Company’s consummation of a Business Combination or its liquidation, the Company will cease paying these monthly fees.

NOTE 6 — COMMITMENTS AND CONTINGENCIES
Risks and Uncertainties
Management is continuing to evaluate the impact of the
COVID-19
pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations close of the IPO and/or search for a target company, the specific impact is not readily determinable as of the date of issuance of these condensed financial statements. The condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Registration Rights
The holders of the Founder Shares, Private Placement Units, Private Placement Shares, Private Placement Warrants, the Class A ordinary shares underlying the Private Placement Warrants and Private Placement Units that may be issued upon conversion of the Working Capital Loans will have registration rights to require the Company to register a sale of any of the Company’s securities held by them pursuant to the registration rights agreement signed on the effective date of the IPO. The holders of these securities are entitled to make up to three demands, excluding short-form demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of the initial Business Combination.
Underwriters Agreement
The Company granted the underwriters a
45-day
option from the date of the IPO to purchase up to an additional 3,300,000 Units to cover over-allotments, if any, at the IPO price less underwriting discounts. On November 16, 2021, the underwriters elected to fully exercise the over-allotment option and purchased 3,300,000 units.
The underwriters received a cash underwriting discount of two percent (2%) of the gross proceeds of 20,000,000 of the Units sold in the IPO, or $4,000,000. The underwriters are entitled to deferred underwriting discounts of 2% of the gross proceeds of 2,000,000 Units, 3.5% of the gross proceeds of 22,000,000 Units, and 5.5% of the gross proceeds of all Units sold in the IPO ($9,915,000 in the aggregate) held in the Trust Account upon the completion of the initial Business Combination, subject to the terms of the underwriting agreement.
NOTE 7 — SHAREHOLDER’S EQUITY
Preference Shares — The Company is authorized to issue a total of 5,000,000 preference shares at par value of $0.0001 each. At September 30, 2021, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue a total of 500,000,000 Class A ordinary shares at par value of $0.0001 each. At September 30, 2021, there were no Class A ordinary shares issued or outstanding.
Class B Ordinary Shares — The Company is authorized to issue a total of 50,000,000 Class B ordinary shares at par value of $0.0001 each. As of September 30, 2021, there were 8,433,333 Class B ordinary shares issued and outstanding. Due to the full exercise by of the over-allotment by the underwriters on November 16. 2021, no shares are subject to forfeiture (see Note 5).
The Founder Shares will automatically convert into Class A ordinary shares concurrently with or immediately following the consummation of the initial Business Combination on a one-for-one
basis, subject to adjustment for share splits, share dividends, reorganizations, recapitalizations and the like, and subject to further adjustment. In the case that additional Class A ordinary shares or equity-linked securities are issued or deemed issued in connection with the initial Business Combination, the number of Class A ordinary shares issuable upon conversion of all Founder Shares will equal, in the aggregate, 25% of the total number of Class A ordinary shares outstanding after such conversion (after giving effect to any redemptions of Class A ordinary shares by Public Shareholders and not including the Private Placement Shares), including the total number of Class A ordinary shares issued, or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of the initial Business Combination, excluding any Class A ordinary shares or equity-linked securities or rights exercisable for or convertible into Class A ordinary shares issued, or to be issued, to any seller in the initial Business Combination and any Private Placement Units issued to the Sponsor, officers or directors upon conversion of Working Capital Loans, provided that such conversion of Founder Shares will never occur on a less than one-for-one
basis.
Prior to the closing of the initial Business Combination, only holders of Founder Shares will have the right to vote on continuing the Company in a jurisdiction outside of the Cayman Islands (including any special resolution required to amend the constitutional documents of the Company or to adopt new constitutional documents of the Company, in each case, as a result of the Company approving a transfer by way of continuation in a jurisdiction outside the Cayman Islands). With respect to any other matter submitted to a vote of the Company’s shareholders prior to or in connection with the completion of the initial Business Combination, including any vote in connection with the initial Business Combination, except as required by law, holders of the Founder Shares and holders of the Public Shares will vote together as a single class, with each share entitling the holder to one vote.
Warrants —
Each whole Warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment.
If (x) the Company issues additional Class A ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of the initial Business Combination at an issue price or effective issue price of less than $9.20 per Class A ordinary share (with such issue price or effective issue price to be determined in good faith by the board of directors and, in the case of any such issuance to the Initial Shareholders or their affiliates, without taking into account any Founder Shares or Private Placement Shares held by the Initial Shareholders or such affiliates, as applicable, prior to such issuance), (the “Newly Issued Price”) (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the initial Business Combination on the date of the consummation of the initial Business Combination (net of redemptions), and (z) the volume weighted average trading price of the Class A ordinary shares during the 20 trading day period starting on the trading day after the day on which the Company consummates the initial Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the Warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger price described below will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price.

The Warrants cannot be exercised until 30 days after the completion of the initial Business Combination, and will expire at
5:00
p.m., New York City time, five years after the completion of the initial Business Combination or earlier upon redemption or liquidation.
The Company will not be obligated to deliver any Class A ordinary shares pursuant to the exercise of a Warrant and will have no obligation to settle such Warrant exercise unless a registration statement under the Securities Act with respect to the Class A ordinary shares underlying the Warrants is then effective and a prospectus relating thereto is current. No Warrant will be exercisable and the Company will not be obligated to issue a Class A ordinary share upon exercise of a Warrant unless the Class A ordinary share issuable upon such Warrant exercise has been registered, qualified or deemed to be exempt under the securities laws of the state of residence of the registered holder of the Warrants. In the event that the conditions in the two immediately preceding sentences are not satisfied with respect to a Warrant, the holder of such Warrant will not be entitled to exercise such Warrant and such Warrant may have no value and expire worthless. In no event will the Company be required to net cash settle any Warrant. In the event that a registration statement is not effective for the exercised Warrants, the purchaser of a Unit containing such Warrant will have paid the full purchase price for the Unit solely for the Class A ordinary share underlying such Unit.
Once the Warrants become exercisable, the Company may redeem the outstanding Warrants for cash:

•	in whole and not in part;

•	at a price of $0.01 per Warrant;

•	upon a minimum of 30 days’ prior written notice of redemption (the “30-day redemption period”); and
if, and only if, the closing price of the Class A ordinary shares equals or exceeds $18.00 per share (as adjusted for share splits, share capitalizations, reorganizations, recapitalizations and the like and for certain issuances of Class A ordinary shares and equity-linked securities for capital raising purposes in connection with the closing of the initial Business Combination) for any 20 trading days within a
30-trading
day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the Warrant holders.
If the Company calls the Warrants for redemption as described above, the management will have the option to require all holders that wish to exercise Warrants to do so on a “cashless basis.” In determining whether to require all holders to exercise their Warrants on a “cashless basis,” the management will consider, among other factors, the Company’s cash position, the number of Warrants that are outstanding and the dilutive effect on the shareholders of issuing the maximum number of Class A ordinary shares issuable upon the exercise of the Warrants. In such event, each holder would pay the exercise price by surrendering the Warrants for that number of Class A ordinary shares equal to the quotient obtained by dividing (x) the product of the number of Class A ordinary shares underlying the Warrants, multiplied by the excess of the “fair market value” of the Class A ordinary shares over the exercise price of the Warrants by (y) the fair market value. The “fair market value” will mean the average reported closing price of the Class A ordinary shares for the 10 trading days ending on the third trading day prior to the date on which the notice of redemption is sent to the holders of Warrants.

The Private Placement Warrants, as well as any Warrants underlying additional units the Company may issue upon the conversion of Working Capital Loans, are identical to the Public Warrants.
NOTE 8 — SUBSEQUENT EVENTS
The Company evaluated subsequent events and transactions that occurred after the condensed balance sheet date up to the date that the condensed financial statements were issued. Other than as described below and elsewhere in these condensed financial statements, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.
Following the closing of the IPO on November 16, 2021, an amount of $258,060,000 ($10.20 per Unit) from the net proceeds of the sale of the Units in the IPO and the Private Placement was placed in the Trust Account.
At the closing of the IPO on November 16, 2021, additional funds were erroneously contributed into the Trust Account. Such funds were distributed back to the investor who had made such erroneous contribution on November 17, 2021.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to LAMF Global Ventures Corp. I. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to LAMF SPAC Holdings I LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.
Special Note Regarding Forward-Looking Statements
This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form
10-Q
including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward- looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward- looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus for the IPO filed with the SEC. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview
We are a blank check company incorporated as a Cayman Islands exempted company on July 20, 2021 for the purpose of effecting a Business Combination. We intend to effectuate an initial Business Combination using cash from the proceeds of the IPO and the Private Placement, our capital stock, debt or a combination of cash, stock and debt.
We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful.
Results of Operations
We have neither engaged in any operations (other than searching for a Business Combination after the IPO) nor generated any revenues to date. Our only activities from inception through September 30, 2021 were organizational activities, those necessary to prepare for the IPO, described below. We do not expect to generate any operating revenues until after the completion of our Business Combination. We expect to generate non-operating
income in the form of interest income on marketable securities held after the IPO. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.
For the period from July 20, 2021 (inception) through September 30, 2021, we had a net loss of $25,000, which consisted of formation costs.
Liquidity and Capital Resources
As of September 30, 2021, we had no cash. Until the consummation of the IPO, our only source of liquidity was an initial purchase of Founder Shares by the Sponsor and a promissory note from our Sponsor.
Subsequent to the quarterly period covered by this Quarterly Report, on November 16, 2021, we consummated the IPO of 25,300,00 Units, which included the full exercise by the underwriters of their over-allotment option in the amount of 3,300,000 Units, at a price of $10.00 per Unit, generating gross proceeds of $253,000,000. Simultaneously with the closing of the IPO, we consummated the sale of 1,106,000 Private Placement Units at a price of $10.00 per Private Placement Unit in a private placement to the Sponsor, generating gross proceeds of $11,060,000.
Following the IPO, the full exercise of the over-allotment option, and the sale of the Private Placement Units, a total of $258,060,000 was placed in the Trust Account. We incurred $16,110,098 in transaction costs, including $4,000,000 of underwriting fees, $9,915,000 of deferred underwriting fees and $2,195,098 of other offering costs.

We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account to complete our Business Combination. We may withdraw interest to pay taxes. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.
We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.
In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete a Business Combination, we may repay such loaned amounts out of the proceeds of the Trust Account released to us. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts, but no proceeds from our Trust Account would be used for such repayment. Up to $1,200,000 of such loans may be convertible into units of the post-Business Combination entity at a price of $10.00 per unit, at the option of the lender. The units would be identical to the Private Placement Units.
We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, if our estimate of the costs of identifying a target business, undertaking due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to an initial Business Combination. Moreover, we may need to obtain additional financing either to complete an initial Business Combination or because we become obligated to redeem a significant number of the Public Shares upon consummation of an initial Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination. Subject to compliance with applicable securities laws, we would only complete such financing simultaneously with the completion of our Business Combination. If we are unable to complete an initial Business Combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Account. In addition, following our Business Combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.
Off-Balance
Sheet Arrangements
We did not have any
off-balance
sheet arrangements as of September 30, 2021.
Contractual Obligations
We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay the Sponsor (and/or its affiliates or designees) an aggregate of $20,000 per month for office space, secretarial and administrative services. We began incurring these fees on November 16, 2021 and will continue to incur these fees monthly until the earlier of the completion of the Business Combination and our liquidation.

The underwriters are entitled to deferred underwriting discounts of 2% of the gross proceeds of 2,000,000 Units, 3.5% of the gross proceeds of 22,000,000 Units, and 5.5% of the gross proceeds of all Units sold in the IPO ($9,915,000 in the aggregate) held in the Trust Account upon the completion of the initial Business Combination, subject to the terms of the underwriting agreement relating to the IPO.
The holders of the Founder Shares, Private Placement Units, Private Placement Shares and Private Placement Warrants and the Class A ordinary shares underlying the Private Placement Warrants and Private Placement Units that may be issued upon conversion of the Working Capital Loans will have registration rights to require the Company to register a sale of any of the Company’s securities held by them pursuant to a registration rights agreement signed on the effective date of the IPO. The holders of these securities are entitled to make up to three demands, excluding short-form demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of the initial Business Combination.
Critical Accounting Policies
The preparation of condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have not identified any critical accounting policies.
Recent Accounting Standards
Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our condensed financial statements.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As of September 30, 2021, we were not subject to any market or interest rate risk. Following the consummation of the IPO, the net proceeds of the IPO was not invested or bore interest. After January 1, 2022, proceeds held in the Trust Account will be invested only in U.S. government treasury obligations with a maturity of 185 days or less or in certain money market funds meeting certain conditions under Rule
2a-7
under the Investment Company Act which invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2021, as such term is defined in Rules 13a-15(e) and
15d-15(e)
under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the most recent fiscal quarter covered by this Quarterly Report on Form
10-Q
that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS.
None.
ITEM 1A. RISK FACTORS.
Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our final prospectus relating to the IPO filed with the SEC on November 12, 2021. Any of those factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.
As of the date of this Quarterly Report, there have been no material changes with respect to those risk factors previously disclosed in our final prospectus relating to the IPO filed with the SEC on November 12, 2021. However, we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
On November 16, 2021, we consummated the IPO of 25,300,000 Units, inclusive of 3,300,000 Units sold to the underwriters upon the underwriters’ election to fully exercise their over-allotment option, at a price of $10.00 per Unit, generating total gross proceeds of $253,000,000. Wells Fargo Securities acted as sole book-running manager of the IPO. The securities in the IPO were registered under the Securities Act on a registration statement on Form
S-1
(File Nos.
333-259998
and
333-260987).
The SEC declared the registration statement effective on November 10, 2021.
Simultaneously with the consummation of the IPO and the full exercise of the over-allotment option, we consummated the private placement of an aggregate of 11,060,000 Private Placement Units at a price of $10.00 per Private Placement Unit, generating total proceed of $11,060,000. The issuance was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.
The Private Placement Units are identical to the Units sold in the IPO except that the Private Placement Warrants are not transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions.
Of the gross proceeds received from the IPO including the over-allotment option, and the sale of the Private Placement Units, $258,060,000 was placed in the Trust Account.
We paid a total of $4,000,000 in underwriting discounts and $2,195,098 for other offering costs related to the IPO. In addition, the underwriters agreed to defer $9,915,000 in underwriting discounts and commissions until the consummation of the initial Business Combination.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
None.

ITEM 4. MINE SAFETY DISCLOSURES.
Not Applicable.
ITEM 5. OTHER INFORMATION.
None.
ITEM 6. EXHIBITS
The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on
Form 10-Q.

No.	Description of Exhibit

1.1	Underwriting Agreement, dated November 10, 2021, by and between the Company and Wells Fargo Securities, LLC, as representative of the underwriters. (1)

3.1	Amended and Restated Memorandum and Articles of Association. (1)

4.1	Warrant Agreement, dated November 10, 2021, by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent. (1)

10.1	Letter Agreement, dated November 10, 2021, by and among the Company, its executive officers, its directors and LAMF SPAC Holdings I LLC. (1)

10.2	Investment Management Trust Agreement, dated November 10, 2021, by and between the Company and Continental Stock Transfer & Trust Company, as trustee. (1)

10.3	Registration Rights Agreement, dated November 10, 2021, by and among the Company, LAMF SPAC Holdings I LLC and the Holders signatory thereto. (1)

10.4	Private Placement Units Purchase Agreement, dated November 10, 2021, by and between the Company and LAMF SPAC Holdings I LLC. (1)

10.5	Administrative Services Agreement, dated November 10, 2021, by and between the Company and LAMF SPAC Holdings I LLC. (1)

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Furnished.
(1)	Previously filed as an exhibit to our Current Report on Form 8-K filed on November 16, 2021 and incorporated by reference herein.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LAMF GLOBAL VENTURES CORP. I

Date: December 21, 2021		/s/ Morgan Earnest
	Name:	Morgan Earnest
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)