Form 10-Q
period 2022-03-31
LAMF Global Ventures Corp. I
filed 2022-05-13
CIK 1879297

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022

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
of the Exchange Act):    Yes  ☒    No  ☐
As of May
13
, 2022, there were 26,406,000 Class A ordinary shares, $0.0001 par value per share, and 8,433,333 Class B ordinary shares, $0.0001 par value per share, issued and outstanding.

LAMF GLOBAL VENTURES CORP. I
FORM
10-Q
FOR THE QUARTER ENDED MARCH 31, 2022

i

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
LAMF GLOBAL VENTURES CORP. I
CONDENSED BALANCE SHEETS
MARCH 31, 2022

	MARCH 31, 2022 (Unaudited)	DECEMBER 31, 2021
ASSETS
CURRENT ASSETS
Cash	$779,286	$881,842
Prepaid expenses	461,037	487,573

Total current assets	1,240,323	1,369,415

OTHER ASSETS
Cash and Investments in Trust Account	258,154,458	258,060,000
Reimbursement receivable	2,974,500	2,974,500

Total other assets	261,128,958	261,034,500

Total assets	$262,369,281	$262,403,915

LIABILITIES AND SHAREHOLDERS’ DEFICIT
LIABILITIES
CURRENT LIABILITIES
Due to Sponsor	$75,198	$75,198
Accrued expenses	404,718	17,815

Total current liabilities	479,916	93,013

LONG-TERM LIABILITIES
Deferred underwriting fee payable	9,915,000	9,915,000
Deferred advisory fees payable	2,974,500	2,974,500

Total long-term liabilities	12,889,500	12,889,500

Total liabilities	13,369,416	12,982,513

COMMITMENTS AND CONTINGENCIES
Class A Ordinary Shares subject to possible redemption, 25,300,000 shares at redemption value of $10.20 per share	258,060,000	258,060,000
SHAREHOLDERS’ DEFICIT
Preference Shares; $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A Ordinary Shares; $0.0001 par value; 500,000,000 shares authorized; 1,106,000 issued and outstanding (excluding 25,300,000 shares subject to possible redemption)	110	110
Class B Ordinary Shares; $0.0001 par value; 50,000,000 shares authorized; 8,433,333 issued and outstanding	843	843
Additional paid-in capital	—	—
Accumulated deficit	(9,061,088)	(8,639,551)

Total Shareholders’ Deficit	(9,060,135)	(8,638,598)

Total Liabilities, C l ass A Ordinary Shares subject to possible redemption and Shareholders’ Deficit	$262,369,281	$262,403,915

The accompanying notes are an integral part of the unaudited condensed financial statements.

LAMF GLOBAL VENTURES CORP. I
CONDENSED STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2022
(UNAUDITED)

REVENUES
Interest income	$20

EXPENSES
General and administrative	516,015

Total expenses	516,015

OTHER INCOME
Unrealized gain on investments held in Trust Account	94,458

Net loss	$(421,537)

Weighted average shares outstanding of Class A ordinary shares	26,406,000

Basic and diluted net loss per share, Class A ordinary shares	$(0.01)
Weighted average shares outstanding of Class B ordinary shares	8,433,333

Basic and diluted net loss per share, Class B ordinary shares	$(0.01)
The accompanying notes are an integral part of the unaudited condensed financial statements.

LAMF GLOBAL VENTURES CORP. I
CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT
FOR THE THREE MONTHS ENDED MARCH 31, 2022
(UNAUDITED)

	Ordinary shares
	Class A		Class B		Preference shares
	Shares	Amount	Shares	Amount	Shares	Amount	Additional paid-in capital	Accumulated deficit	Total shareholders’ deficit
Balance, December 31, 2021	1,106,000	$110	8,433,333	$843	—	$—	$—	$(8,639,551)	$(8,638,598)
Net loss	—	—	—	—	—	—	—	(421,537)	(421,537)

Balance, March 31, 2022	1,106,000	$110	8,433,333	$843	—	$—	$—	$(9,061,088)	$(9,060,135)

The accompanying notes are an integral part of the unaudited condensed financial statements.

LAMF GLOBAL VENTURES CORP. I
CONDENSED STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2022
(UNAUDITED)

Cash Flows from Operating Activities
Net loss	$(421,537)
Adjustments to reconcile net loss to net cash used in operating activities:
Unrealized gain on investments	(94,458)
Changes in operating assets and liabilities:
Prepaid expenses	26,536
Accrued expenses	386,903

Net cash used in operating activities	(102,556)

Cash Flows from Investing Activities
Divestment of cash in Trust Account	258,059,227
Purchase of investments in Trust Account	(258,059,227)

Net cash flows used in investing activities	—

(102,556)
Cash - Beginning of period	881,842

Cash - End of period	$779,286

The accompanying notes are an integral part of the unaudited condensed financial statements.

LAMF GLOBAL VENTURES CORP. I
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2022
NOTE 1 - ORGANIZATION AND BUSINESS OPERATIONS
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
As of March 31, 2022, the Company had not yet commenced any operations. All activity for the period from July 20, 2021 (inception) through March 31, 2022 relates to the Company’s formation and the Initial Public Offering (“IPO”), and subsequent to the IPO, the search for a prospective target business. The Company will not generate any operating revenues until after the completion of its initial business combination, at the earliest. The Company generates non-operating
income in the form of interest income on cash from the proceeds derived from the IPO.
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
Trust Account
Following the closing of the IPO on November 16, 2021, $258,060,000 ($10.20 per Unit) from the net proceeds of the sale of the Units in the IPO and the sale of the Private Placement Units was placed in a Trust Account. As of March 31, 2022, the proceeds held in the Trust Account were held in cash and United States Treasury securities.
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
If the Company is unable to complete a Business Combination by May 16, 2023 (the “Combination Period”) the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share
price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (which interest shall be net of taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish the Public Shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and the Company’s board of directors, liquidate and dissolve, subject in each case to the Company’s obligations under

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
The Company has until May 16, 2023 to complete the initial business combination. If the Company is unable to complete the initial business combination within the Combination Period, the Company will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than 10 business days thereafter, redeem the Public Shares, at a per-share
price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (which interest shall be net of taxes payable and up to
$100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and the board of directors, liquidate and dissolve, subject, in each case, to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.
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

Liquidity and Going Concern
As of March 31, 2022, the Company had cash outside the Trust Account of $779,286 and working capital of $760,407. All remaining cash held in the Trust Account is generally unavailable for the Company’s use, prior to an initial business combination, and is restricted for use either in a business combination or to redeem ordinary shares. As of March 31, 2022, none of the amount in the Trust Account was available to be withdrawn as described above.
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
The Company anticipates that the $779,286 outside of the Trust Account as of March 31, 2022, will be sufficient to allow the Company to operate until May 16, 2023, assuming that a business combination is not consummated during that time. Until the consummation of its business combination, the Company will be using the funds not held in the Trust Account, and any additional Working Capital Loans from the Initial Shareholders, the Company’s officers and directors, or their respective affiliates, for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the business combination.
The Company’s operations following the closing of the Initial Public Offering have been funded by the portion of the proceeds from the sale of Private Placement Warrants not held in the Trust Account. The Company may raise additional capital through loans or additional investments from the Sponsor or the Sponsor’s members. The Sponsor is not obligated to loan the Company additional funds or make additional investments, but may do so from time to time to meet the Company’s working capital needs. Management has determined that if the Company is unable to complete a Business Combination during the Combination Period (as defined in Note 1), then the Company will cease all operations except for the purpose of liquidating. In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Codification (“ASC”)
205-40
“Going Concern,” as of March 31, 2022, management has determined that date for mandatory liquidation raises substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the date of the issuance of these condensed financial statements. The Company intends to complete its initial business combination before the mandatory liquidation date; however, there can be no assurance that the Company will be able to consummate any business combination by May 16, 2023. These unaudited condensed financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as going concern.
NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES
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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC on March 30, 2022 as well as the Company’s final prospectus for the IPO filed with the SEC on November 12, 2021, and the Company’s Current Report on Form
8-K
filed with the SEC on November 22, 2021. The interim results for the three months ended March 31, 2022, are not necessarily indicative of the results to be expected for the year ending December 31, 2022, or for any future periods
.
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
Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-
emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s unaudited condensed financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.
Use of Estimates
The preparation of the unaudited condensed financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.
Class A Ordinary Shares Subject to Possible Redemption
The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480, “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as a liability and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary share that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events.
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2022.

Cash and Investments Held in Trust Account
As of March 31, 2022, the proceeds held in the Trust Account were held in cash and United States Treasury securities. The Company classifies its United States Treasury securities as held-to-maturity
in accordance with Financial Accounting Standards Board (“FASB”) ASC Topic 320 “Investments - Debt and Equity Securities.”
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
Premiums and discounts are amortized or accreted over the life of the related held-to-maturity
security as an adjustment to yield using the effective- interest method. Such amortization and accretion is included in the “interest income” line item in the statements of operations. Interest income is recognized when earned.
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
As of March 31, 2022, the Class A ordinary shares reflected on the balance sheet are reconciled in the following table:

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
Net loss per ordinary share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture. As of March 31, 2022, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted loss per ordinary share is the same as basic loss per ordinary share for the periods presented. The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net loss per share for each class of ordinary shares:

	For the three months ended March 31, 2022
	Class A	Class B
Basic and diluted net loss per share:
Numerator:
Allocation of net loss	($319,498)	($102,039)
Denominator:
Weighted-average shares outstanding	26,406,000	8,433,333
Basic and diluted net loss per share	($0.01)	($0.01)
Offering Costs associated with the Initial Public Offering
Deferred offering costs consist of professional fees incurred through the balance sheet date that are directly related to the IPO. Offering costs amounting to $15,651,363 were charged to temporary shareholders’ equity upon the completion of the IPO.
Income Taxes
ASC Topic 740, “Income Taxes,” prescribes a recognition threshold and a measurement attribute for the unaudited condensed financial statements recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of March 31, 2022 and December 31, 2021, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
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
Recent Accounting Pronouncements
The Company’s management does not believe that any recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force) and the SEC if currently adopted, would have a material impact on the Company’s unaudited condensed financial statements.

NOTE 3 - INITIAL PUBLIC OFFERING
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
NOTE 4 - PRIVATE PLACEMENT
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
NOTE 5 - RELATED PARTY TRANSACTIONS
Founder Shares
On September 3, 2021, the Sponsor paid $25,000, or approximately $0.003 per share, to cover formation costs in exchange for an aggregate of 7,666,667 Class B ordinary shares, par value $0.0001 per share (the “Founder Shares”). On November 10, 2021, the Company effected a share capitalization pursuant to which an additional 766,666 Founder Shares were issued to the Sponsor. All shares and associated amounts have been retroactively restated to reflect the share capitalization, resulting in an aggregate of 8,433,333 Founder Shares outstanding as of March 31, 2022.
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

Related Party Loans
In order to finance transaction costs in connection with an intended initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes the initial Business Combination, the Company would repay the Working Capital Loans. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,200,000 of the Working Capital Loans may be convertible into units of the post Business Combination entity at a price of $10.00 per unit at the option of the lender. The units would be identical to the Private Placement Units. At March 31, 2022 and December 31, 2021
, no such Working Capital Loans were outstanding.
Due to Affiliate
An affiliate of the Company advanced $75,198 for the cost of certain regulatory fees incurred by the Company. Management will reimburse this amount to the affiliate.
Administrative Services Agreement
On November 10, 2021, the Company entered into an agreement to pay the Sponsor (and/or its affiliates or designees) an aggregate of $20,000 per month for office space and, secretarial, and administrative services. For the three months ended March 31, 2022, the Company incurred $60,000 of administrative services under the arrangement. Upon the earlier of the Company’s consummation of a Business Combination or its liquidation, the Company will cease paying these monthly fees.
NOTE 6 - COMMITMENTS AND CONTINGENCIES
Risks and Uncertainties
Management is continuing to evaluate the impact of the
COVID-19
pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations close of the IPO and/or search for a target company, the specific impact is not readily determinable as of the date of issuance of these unaudited condensed financial statements. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.
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

Advisors’ Agreement
The Company entered into a consulting and advisory agreement. The agreement provides for a fee of 0.6% of the IPO proceeds, of which $1,200,000 was paid at the closing of the IPO with the remainder deferred until the consummation of the Company’s initial Business Combination. Such amount was included in as part of the offering costs for the IPO. The underwriter agreed to reimburse the Company for this cost; a total of $1,175,000 was received from the underwriter at the time of closing of the IPO, and an additional $25,000 was paid by the underwriter to cover legal fees that were part of the offering costs. An additional fee of 1.05
% of the IPO proceeds is to be paid upon consummation of the Company’s initial Business Combination. All fees under this agreement are subject to reimbursement to the Company from the underwriters. Accordingly, a reimbursement receivable and deferred advisory fees payable of
$2,974,500
have been reflected in the accompanying condensed balance sheets.
NOTE 7 – SHAREHOLDERS’ DEFICIT
Preference Shares
- The Company is authorized to issue a total of 1,000,000 preference shares at par value of $0.0001 each. At March 31, 2022, there were no preference shares issued or outstanding.
Class
 A Ordinary Shares
- The Company is authorized to issue a total of 500,000,000 Class A ordinary shares at par value of $0.0001 each. At March 31, 2022, there were 1,106,000 Class A ordinary shares issued or outstanding.
Class
 B Ordinary Shares
- The Company is authorized to issue a total of 50,000,000 Class B ordinary shares at par value of $0.0001 each. As of March 31, 2022, there were 8,433,333 Class B ordinary shares issued and outstanding. Due to the full exercise by of the over-allotment by the underwriters on November 16. 2021, no shares are subject to forfeiture (see Note 5).
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
-
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
NOTE 8 - SUBSEQUENT EVENTS
The Company evaluated subsequent events and transactions that occurred after the condensed balance sheet date up to the date that the unaudited condensed financial statements were issued. The Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

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
Results of Operations
We have neither engaged in any operations (other than searching for a Business Combination after the IPO) nor generated any revenues to date. Our only activities from inception through March 31, 2022 were organizational activities, those necessary to prepare for the IPO, described below. We do not expect to generate any operating revenues until after the completion of our Business Combination. We expect to generate non-operating
income in the form of interest income on marketable securities held after the IPO. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.
For the three months ended March 31, 2022, we had a net loss of $421,537, which consisted of administrative, professional, and printing costs.

Liquidity and Capital Resources
As of March 31, 2022, we had cash of $779,286 and working capital of $760,407.
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
under the Investment Company Act which invest only in direct U.S. government treasury obligations. $779,286 are not held in the Trust Account.
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

Off-Balance
Sheet Arrangements
We did not have any
off-balance
sheet arrangements as of March 31, 2022.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As of March 31, 2022, we were not subject to any market or interest rate risk. Following the consummation of the IPO, the net proceeds of the IPO was not invested or bore interest. After January 1, 2022, proceeds held in the Trust Account will be invested only in U.S. government treasury obligations with a maturity of 185 days or less or in certain money market funds meeting certain conditions under Rule
2a-7
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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2022, as such term is defined in Rules
13a-15(e)
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
Simultaneously with the consummation of the IPO and the full exercise of the over-allotment option, we consummated the private placement of an aggregate of 1,106,000 Private Placement Units at a price of $10.00 per Private Placement Unit, generating total proceed of $11,060,000. The issuance was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.
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

LAMF GLOBAL VENTURES CORP. I

Date: May 13, 2022		/s/ Morgan Earnest
	Name:	Morgan Earnest
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)