Form 10-Q
period 2022-06-30
LAMF Global Ventures Corp. I
filed 2022-08-12
CIK 1879297

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022

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
Indicate by check mark whether the registrant (1) has
file
d all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
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
of the Exchange Act):    Yes  ☒    No  ☐
As of August 12, 2022 there were 26,406,000 Class A ordinary shares, $0.0001 par value per share, and 8,433,333 Class B ordinary shares, $0.0001 par value per share, issued and outstanding.

LAMF GLOBAL VENTURES CORP. I
FORM
10-Q
FOR THE QUARTER ENDED JUNE 30, 2022

i

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
LAMF GLOBAL VENTURES CORP. I
CONDENSED BALANCE SHEETS

	JUNE 30, 2022 (Unaudited)	DECEMBER 31, 2021
ASSETS
CURRENT ASSETS
Cash	$643,106	$881,842
Prepaid expenses	345,245	487,573

Total current assets	988,351	1,369,415

OTHER ASSETS
Cash and Investments in Trust Account	258,287,946	258,060,000
Reimbursement receivable	2,974,500	2,974,500

Total other assets	261,262,446	261,034,500

Total assets	$262,250,797	$262,403,915
LIABILITIES AND SHAREHOLDERS’ DEFICIT
LIABILITIES
CURRENT LIABILITIES
Due to Sponsor	$88,196	$75,198
Accrued expenses	484,557	17,815

Total current liabilities	572,753	93,013

LONG-TERM LIABILITIES
Deferred underwriting fee payable	9,915,000	9,915,000
Deferred advisory fees payable	2,974,500	2,974,500

Total long-term liabilities	12,889,500	12,889,500

Total liabilities	13,462,253	12,982,513

COMMITMENTS AND CONTINGENCIES
Class A Ordinary Shares subject to possible redemption, 25,300,000 shares at redemption value of $10.20 per share	258,060,000	258,060,000
SHAREHOLDERS’ DEFICIT
Preference Shares; $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A Ordinary Shares; $0.0001 par value; 500,000,000 shares authorized; 1,106,000 issued and outstanding (excluding 25,300,000 shares subject to possible redemption)	110	110
Class B Ordinary Shares; $0.0001 par value; 50,000,000 shares authorized; 8,433,333 issued and outstanding	843	843
Additional paid-in capital	—	—
Accumulated deficit	(9,272,409)	(8,639,551)

Total Shareholders’ Deficit	(9,271,456)	(8,638,598)

Total Liabilities, Class A Ordinary Shares subject to possible redemption and Shareholders’ Deficit	$262,250,797	$262,403,915

The accompanying notes are an integral part of the unaudited condensed financial statements.

LAMF GLOBAL VENTURES CORP. I
CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022
(UNAUDITED)

	For the three months ended June 30, 2022	For the six months ended June 30, 2022
OPERATING COSTS
General and administrativ e	$344,813	$860,828
Loss from operation s	344,813	860,828
OTHER INCOME
Interest income	$4	$24
Dividend income	77,172	77,172

Total other i ncome	77,176	77,196

Unrealized gain	56,316	150,774

Net loss	$(211,321)	$(632,858)

Weighted average shares outstanding of Class A ordinary shares	26,406,000	26,406,000
Basic and diluted net loss per Class A ordinary shares	$(0.01)	$(0.02)
Weighted average shares outstanding of Class B ordinary shares	8,433,333	8,433,333
Basic and diluted net loss per Class B ordinary shares	$(0.01)	$(0.02)
The accompanying notes are an integral part of the unaudited cond
e
nsed financial statements.

LAMF GLOBAL VENTURES CORP. I
CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT
FOR THE SIX MONTHS ENDED JUNE 30, 2022
(UNAUDITED)

	Ordinary shares
	Class A		Class B		Preference shares
							Additional		Total
							paid-in	Accumulated	shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	capital	deficit	deficit
Balance, December 31, 2021	1,106,000	$110	8,433,333	$843	—	$—	$—	$(8,639,551)	$(8,638,598)
Net loss	—	—	—	—	—	—	—	(421,537)	(421,537)

Balance, March 31, 2022	1,106,000	$110	8,433,333	$843	—	$—	$—	$(9,061,088)	$(9,060,135)
Net loss	—	—	—	—	—	—	—	(211,321)	(211,321)

Balance, June 30, 2022	1,106,000	$110	8,433,333	$843	—	$—	$—	$(9,272,409)	$(9,271,456)

The accompanying notes are an integral part of the unaudited condensed financial statements.

LAMF GLOBAL VENTURES CORP. I
CONDENSED STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2022
(UNAUDITED)

Cash Flows from Operating Activities
Net loss	$(632,858)
Adjustments to reconcile net loss to net cash used in operating activities:
Unrealized gain on investments	(150,774)
Changes in operating assets and liabilities:
Prepaid expenses	142,328
Accrued expenses	466,742
Due to sponsor	12,998

Net cash used in operating activities	(161,564)

Cash Flows from Investing Activities
Divestment of cash in Trust Account	258,060,000
Purchase of investments in Trust Account	(258,137,172)

Net cash flows used in investing activities	(77,172)

(238,736)
Cash - Beginning of period	881,842

Cash - End of period	$643,106
The accompanying notes are an integral part of the unaudited condensed financial statements.

LAMF GLOBAL VENTURES CORP. I
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2022
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
As of June 30, 2022, the Company had not yet commenced any operations. All activity for the period from July 20, 2021 (inception) through June 30, 2022 relates to the Company’s formation and the Initial Public Offering (“IPO”), and subsequent to the IPO, the search for a prospective target business. The Company will not generate any operating revenues until after the completion of its initial business combination, at the earliest. The Company generates non-operating
income in the form of interest income on cash from the proceeds derived from the IPO.
Financing
The registration statement for the Company’s IPO was declared effective on November 10, 2021 (the “Effective Date”). On November 16, 2021, the Company consummated the sale of 25,300,000 Units, which included the full exercise by the underwriters of their over-allotment option (the “Units” and, with respect to the ordinary shares included in the Units being offered, the “Public Shares”), in the amount of 3,300,000 Units, at a price of $10.00 per Unit, generating gross proceeds of $253,000,000. Simultaneously with the closing of the IPO, the Company consummated the sale of 1,106,000 Private Placement Units at a price of $10.00 per Private Placement Unit in a private placement to the Sponsor (“LAMF SPAC Holdings I LLC”), generating gross proceeds of $11,060,000.
Transaction costs amounted to $15,651,363, including $4,000,000 of underwriting fees, $9,915,000 of deferred underwriting fees and $1,736,363 of other offering costs.
Trust Account
Following the closing of the IPO on November 16, 2021, $258,060,000 ($10.20 per Unit) from the net proceeds of the sale of the Units in the IPO and the sale of the Private Placement Units was placed in a Trust Account. As of June 30, 2022, the proceeds held in the Trust Account were held in cash and United States Treasury securities.
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
Notwithstanding the foregoing, the Articles provide that a Public Shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from r
e
deeming its shares with respect to more than an aggregate of 15% or more of the Class A ordinary shares sold in the IPO, without the prior consent of the Company.

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
In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a written letter of intent, confidentiality or other similar agreement or business combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.20 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the Trust Account, if less than $10.20 per public share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company’s indemnity of the underwriters of this offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (except the Company’s independent registered public accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.
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
The Company has until May 16, 2023 to complete the initial business combination. If the Company is unable to complete the initial business combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than 10 business days thereafter, redeem the Public Shares, at a per-share
price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (which interest shall be net of taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and the board of directors, liquidate and dissolve, subject, in each case, to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.
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

Liquidity and Going Concern
As of June 30, 2022, the Company had cash outside the Trust Account of $643,106 and working capital of $415,598. All remaining cash held in the Trust Account is generally unavailable for the Company’s use, prior to an initial business combination, and is restricted for use either in a business combination or to redeem ordinary shares. As of June 30, 2022, none of the amount in the Trust Account was available to be withdrawn as described above.
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
The Company anticipates that the $643,106 outside of the Trust Account as of June 30, 2022, will be sufficient to allow the Company to operate until May 16, 2023, assuming that a business combination is not consummated during that time. Until the consummation of its business combination, the Company will be using the funds not held in the Trust Account, and any additional Working Capital Loans from the Initial Shareholders, the Company’s officers and directors, or their respective affiliates, for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the business combination.
The Company’s operations following the closing of the Initial Public Offering have been funded by the portion of the proceeds from the sale of Private Placement Warrants not held in the Trust Account. The Company may raise additional capital through loans or additional investments from the Sponsor or the Sponsor’s members. The Sponsor is not obligated to loan the Company additional funds or make additional investments, but may do so from time to time to meet the Company’s working capital needs. Management has determined that if the Company is unable to complete a Business Combination during the Combination Period (as defined in Note 1), then the Company will cease all operations except for the purpose of liquidating. In connection with the Company’s assessment of going concern considerations in accordance with ASC
205-40
“Going Concern,” as of June 30, 2022, management has determined that insufficient anticipated funds to support operations and the date for mandatory liquidation raises substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the date of the issuance of these condensed financial statements. The Company intends to complete its initial business combination before the mandatory liquidation date; however, there can be no assurance that the Company will be able to consummate any business combination by May 16, 2023. These unaudited condensed financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as going concern.
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
filed with the SEC on November 22, 2021. The interim results for the six months ended June 30, 2022, are not necessarily indicative of the results to be expected for the year ending December 31, 2022, or for any future periods.
Emerging Growth Company Status
The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.
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
Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulation its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.
Class A Ordinary Shares Subject to Possible Redemption
The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480, “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as a liability and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events.
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2022.

Cash and Investments Held in Trust Account
As of June 30, 2022, the proceeds held in the Trust Account were held in cash and United States Treasury securities. The Company classifies its United States Treasury securities as held-to-maturity
in accordance with Financial Accounting Standards Board (“FASB”) ASC Topic 320," Investments - Debt and Equity Securities.”
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
Premiums and discounts are amortized or accreted over the life of the related held-to-maturity
security as an adjustment to yield using the effective- interest method. Such amortization and accretion is included in the “Interest income” line item in the condensed statements of operations. Interest income is recognized when earned.
Fair Value of Financial Instruments
The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the condensed balance sheets, primarily due to its short-term nature.
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
In accordance with the ASC
480-10-S99-3A,
“Classification and Measurement of Redeemable Securities,” redemption provisions not solely within the control of the Company require the security to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480. The Company classified all of the Class A ordinary shares as redeemable. Immediately upon the closing of the Initial Public Offering, the Company recognized a one-time
charge against additional
paid-in
capital (to the extent available) and accumulated deficit for the difference between the initial carrying value of the Class A ordinary shares and the redemption value.
As of June 30, 2022, the Class A ordinary shares reflected on the condensed balance sheet are reconciled in the following table:

Gross proceeds from IPO	$253,000,000
Less:
Proceeds allocated to Public Warrants	(14,294,500)
Class A ordinary shares issuance costs	(14,451,363)
Plus:
Accretion of carrying value to redemption value	33,805,863

Class A ordinary shares subject to possible redemption	$258,060,000

Net Loss Per Ordinary Share
The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net income (loss) per ordinary share is computed by dividing net income (loss) by the weighted average number of ordinary shares outstanding for the period. Accretion associated with the redeemable shares of Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.
Net loss per ordinary share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture. As of June 30, 2022, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted loss per ordinary share is the same as basic loss per ordinary share for the periods presented. The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net loss per share for each class of ordinary shares:

For the six months ended June 30, 2022
	Class A	Class B
Basic and diluted net loss per share: Numerator:
Allocation of net loss	$ (479,666)	$ (153,192)
Denominator:
Weighted-average shares outstanding	26,406,000	8,433,333
Basic and diluted net loss per share	$ (0.02)	$ (0.02)
Offering Costs associated with the Initial Public Offering
Deferred offering costs consist of professional fees incurred through the balance sheet date that are directly related to the IPO. Offering costs amounting to $15,651,363 were charged to temporary shareholders’ equity upon the completion of the IPO.
Income Taxes
ASC Topic 740, “Income Taxes,” prescribes a recognition threshold and a m
e
asurement attribute for the unaudited condensed financial statements recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of June 30, 2022 and December 31, 2021, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
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

NOTE 3 - INITIAL PUBLIC OFFERING
Pursuant to the IPO, the Company sold 25,300,000 Units (including 3,300,000 Units as part of the underwriters’ full exercise of the over-allotment option) at a price of $10.00 per Unit. Each Unit consists of one Class A ordinary share and one-half
of one redeemable warrant (each whole warrant, a “Public Warrant” and, together with the Private Placement Warrants (as defined in Note 4), the “Warrants”). Each Public Warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment (see Note 7). The Warrants will become exercisable 30 days after the completion of the

initial business combination, which may be within one year of the IPO, and will expire five years after the completion of the initial business combination or earlier upon redemption or liquidation.
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
NOTE 5 - RELATED-PARTY TRANSACTIONS
Founder Shares
On September 3, 2021, the Sponsor paid $25,000, or approximately $0.003 per share, to cover formation costs in exchange for an aggregate of 7,666,667 Class B ordinary shares, par value $0.0001 per share (the “Founder Shares”). On November 10, 2021, the Company effected a share capitalization pursuant to which an additional 766,666 Founder Shares were issued to the Sponsor. All shares and associated amounts have been retroactively restated to reflect the share capitalization, resulting in an aggregate of 8,433,333 Founder Shares outstanding as of June 30, 2022.
The Initial Shareholders have agreed not to transfer, assign or sell any of their Founder Shares until the earliest to occur of (i) (x) with respect to one-third
of such shares, until consummation of the initial Business Combination, (y) with respect to one-third
of such shares, until the closing price of the Class A ordinary shares exceeds $12.00 for any 20 trading days within a
30-trading
day period following the consummation of the initial Business Combination and (z) with respect to one-third
of such shares, until the closing price of the Class A ordinary shares exceeds $15.00 for any 20 trading days within a
30-trading
day period following the consummation of the initial Business Combination; (ii) two years after the consummation of the initial Business Combination; and (iii) the date on which the Company completes a liquidation, merger, capital share exchange or other similar transaction after the initial Business Combination that results in all of the Company’s shareholders having the right to exchange their Class A ordinary shares for cash, securities or other property; except to certain permitted transferees and under certain circumstances. Any permitted transferees will be subject to the same restrictions and other agreements of the Initial Shareholders with respect to any Founder Shares.

Related-Party Loans
In order to finance transaction costs in connection with an intended initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes the initial Business Combination, the Company would repay the Working Capital Loans. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,200,000 of the Working Capital Loans may be convertible into units of the post Business Combination entity at a price of $10.00 per unit at the option of the lender. The units would be identical to the Private Placement Units. At June 30, 2022 and December 31, 2021, no such Working Capital Loans were outstanding.
Due to Affiliate
An affiliate of the Company advanced $88,196 for the cost of certain regulatory fees incurred by the Company. Management will reimburse this amount to the affiliate.
Administrative Services Agreement
On November 10, 2021, the Company entered into an agreement to pay the Sponsor (and/or its affiliates or designees) an aggregate of $20,000 per month for office space and, secretarial, and administrative services. For the six months ended June 30, 2022, the Company incurred $120,000 of administrative services under the arrangement. Upon the earlier of the Company’s consummation of a Business Combination or its liquidation, the Company will cease paying these monthly fees.
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
Underwriters Agreement
The Company granted the underwriters a
45-day
option from the date of the IPO to purchase up to an additional 3,300,000 Units to cover over- allotments, if any, at the IPO price less underwriting discounts. On November 16, 2021, the underwriters elected to fully exercise the over-allotment option and purchased 3,300,000 units.
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
NOTE 7 – SHAREHOLDERS’ DEFICIT
Preference Shares
- The Company is authorized to issue a total of 1,000,000 preference shares at par value of $0.0001 each. At June 30, 2022, there were no preference shares issued or outstanding.
Class
 A Ordinary Shares
- The Company is authorized to issue a total of 500,000,000 Class A ordinary shares at par value of $0.0001 each. At June 30, 2022, there were 1,106,000 Class A ordinary shares issued or outstanding.
Class
 B Ordinary Shares
-
The Company is authorized to issue a total of 50,000,000 Class B ordinary shares at par value of $0.0001 each. As of June 30, 2022, there were 8,433,333 Class B ordinary shares issued and outstanding. Due to the full exercise of the over-allotment by the underwriters on November
16,

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
NOTE 8 - FAIR VALUE MEASUREMENTS
The fair value of the Company’s financial assets and liabilities reflects management’s estimate of amounts that the Company would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, the Company seeks to maximize the use of observable inputs (market data obtained from independent sources) and to minimize the use of unobservable inputs (internal assumptions about how market participants would price assets and liabilities). The following fair value hierarchy is used to classify assets and liabilities based on the observable inputs and unobservable inputs used in order to value the assets and liabilities:

Level 1:
Quoted prices in active markets for identical assets or liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2:
Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.

Level 3:
Unobservable inputs based on an assessment of the assumptions that market participants would use in pricing the asset or liability. Transfers between fair value levels are recorded at the end of each reporting period.

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at June 30, 2022 and December 31, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	June 30, 2022	Level	December 31, 2021
Investments held in Trust Account – Blackrock Liquidity Funds - Treasury Trust Fund	1	$258,287,946	—	$—
At June 30, 2022, assets held in the Trust Account were comprised of $258,287,946 in the Blackrock Liquidity Funds Treasury Trust Fund
 and at December 31, 2021, the Trust Account comprised of $258,060,000 in cash.
During the six months ended June 30, 2022, the Company did not withdraw any interest income from the Trust Account.
NOTE 9 - SUBSEQUENT EVENTS
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
Special Note Regarding Forward-Looking Statements
This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form
10-Q
including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward- looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward- looking statements, please refer to the Risk Factors section of the Company’s final prospectus for the IPO filed with the SEC. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.
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
Results of Operations
We have neither engaged in any operations (other than searching for a Business Combination after the IPO) nor generated any revenues to date. Our only activities from inception through June 30, 2022 were organizational activities, those necessary to prepare for the IPO, described below. We do not expect to generate any operating revenues until after the completion of our Business Combination. We expect to generate non-operating
income in the form of interest income on marketable securities held after the IPO. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.
For the six months ended June 30, 2022, we had a net loss of $632,858, which consisted of administrative, professional, and printing costs.

Liquidity and Capital Resources
As of June 30, 2022, we had cash of $643,106 and working capital of $415,598.
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
under the Investment Company Act which invest only in direct U.S. government treasury obligations. $643,106 are not held in the Trust Account.
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
sheet arrangements as of June 30, 2022.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As of June 30, 2022, we were not subject to any market or interest rate risk. Following the consummation of the IPO, the net proceeds of the IPO was not invested or bore interest. After January 1, 2022, proceeds held in the Trust Account will be invested only in U.S. government treasury obligations with a maturity of 185 days or less or in certain money market funds meeting certain conditions under Rule
2a-7
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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2022, as such term is defined in Rules
13a-15(e)
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
We paid a total of $4,000,000 in underwriting fees and $1,736,363 for other offering costs related to the IPO. In addition, the underwriters agreed to defer $9,915,000 in underwriting discounts and commissions until the consummation of the initial Business Combination.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
None.
ITEM 4. MINE SAFETY DISCLOSURES.
Not Applicable.
ITEM 5. OTHER INFORMATION.
None.
ITEM 6. EXHIBITS
The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form
10-Q.

No.	Description of Exhibit

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Furnished.
(1)	Previously filed as an exhibit to our Current Report on Form 8-K filed on November 16, 2021 and incorporated by reference herein.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LAMF GLOBAL VENTURES CORP. I

Date: August 12, 2022		/s/ Morgan Earnest
	Name:	Morgan Earnest
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)