Form 10-Q
period 2022-09-30
LAMF Global Ventures Corp. I
filed 2022-11-10
CIK 1879297

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022

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
of the Exchange Act):    Yes  ☒    No  ☐
As of November 10, 2022, there were 26,406,000 Class A ordinary shares, $0.0001 par value per share, and 8,433,333 Class B ordinary shares, $0.0001 par value per share, issued and outstanding.

LAMF GLOBAL VENTURES CORP. I

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2022

Page
Part I. Financial Information	1
Item 1. Financial Statements	1
Condensed Balance Sheets as of September 30, 2022 (unaudited) and December 31, 2021	1
Unaudited Condensed Statements of Operations for the three and nine months ended September 30, 2022 and for the Period from July 20, 2021 (inception) through September 30, 2021	2
Unaudited Condensed Statements of Changes in Shareholders’ Deficit for the three and nine months ended September 30, 2022 and For the period from July 20, 2021 (inception) through September 30, 2021	3
Unaudited Condensed Statements of Cash Flows for the nine months ended September 30, 2022 and for the Period from From July 20, 2021 (inception) through September 30, 2021	4
Notes to Unaudited Condensed Financial Statements	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	18
Item 3. Quantitative and Qualitative Disclosures Regarding Market Risk	20
Item 4. Controls and Procedures	20
Part II. Other Information	21
Item 1. Legal Proceedings	21
Item 1A. Risk Factors	21
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	22
Item 3. Defaults Upon Senior Securities	23
Item 4. Mine Safety Disclosures	23
Item 5. Other Information	23
Item 6. Exhibits	23
Part III. Signatures	25

i

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
LAMF GLOBAL VENTURES CORP. I
CONDENSED BALANCE SHEETS

	SEPTEMBER 30, 2022 (Unaudited)	DECEMBER 31, 2021
ASSETS
CURRENT ASSETS
Cash	$503,106	$881,842
Prepaid expenses	244,328	487,573

Total current assets	747,434	1,369,415

OTHER ASSETS
Cash and Investments in Trust Account	259,688,321	258,060,000
Reimbursement receivable	2,974,500	2,974,500

Total other assets	262,662,821	261,034,500

Total assets	$263,410,255	$262,403,915

LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT
LIABILITIES
CURRENT LIABILITIES
Due to Sponsor	$88,196	$75,198
Accrued expenses	501,648	17,815

Total current liabilities	589,844	93,013

LONG-TERM LIABILITIES
Deferred underwriting fee payable	9,915,000	9,915,000
Deferred advisory fees payable	2,974,500	2,974,500

Total long-term liabilities	12,889,500	12,889,500

Total liabilities	13,479,344	12,982,513

COMMITMENTS AND CONTINGENCIES
Class A Ordinary Shares subject to possible redemption, 25,300,000 shares at redemption value of $10.26 and $10.20 per share, respectively	259,588,360	258,060,000
SHAREHOLDERS’ DEFICIT
Preference Shares; $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A Ordinary Shares; $0.0001 par value; 500,000,000 shares authorized; 1,106,000 issued and outstanding (excluding 25,300,000 shares subject to possible redemption)	110	110
Class B Ordinary Shares; $0.0001 par value; 50,000,000 shares authorized; 8,433,333 issued and outstanding	843	843
Additional paid-in capital	—	—
Accumulated deficit	(9,658,402)	(8,639,551)

Total Shareholders’ Deficit	(9,657,449)	(8,638,598)

Total Liabilities, Class A Ordinary Shares subject to possible redemption and Shareholders’ Deficit	$263,410,255	$262,403,915

The accompanying notes are an integral part of the unaudited condensed financial statements.

LAMF GLOBAL VENTURES CORP. I
CONDENSED STATEMENT
S
OF OPERATIONS
(UNAUDITED)

	For the three months ended September 30, 2022	For the nine months ended September 30, 2022	For the period from July 20, 2021 (inception) to September 30, 2021
OPERATING COSTS
General and administrative	$258,008	$1,118,836	$—
Formation cost	—	—	25,000

Loss from operations	(258,008)	(1,118,836)	(25,000)
OTHER INCOME
Interest income	$—	$24	$—
Dividend income	675,390	752,562	—
Unrealized gain	724,985	875,759	—

Total other income	1,400,375	1,628,321	—

Net Income (loss)	$1,142,367	$509,509	$(25,000)

Weighted average shares outstanding of Class A ordinary shares	26,406,000	26,406,000	$—
Basic and diluted net loss per Class A ordinary shares	$0.03	$0.01	—
Weighted average shares outstanding of Class B ordinary shares	8,433,333	8,433,333	7,333,333
Basic and diluted net loss per Class B ordinary shares	$0.03	$0.01	$—
The accompanying notes are an integral part of the unaudited condensed financial statements.

LAMF GLOBAL VENTURES CORP. I
CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT
(UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022

		Ordinary shares
	Class A		Class B		Preference shares				Total
							Additional	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	paid-in capital	deficit	deficit

Balance, December 31, 2021	1,106,000	$110	8,433,333	$843	—	$—	$—	$(8,639,551)	$(8,638,598)
Net loss	—	$—	—	$—	—	$—	$—	$(421,537)	$(421,537)

Balance, March 31, 2022	1,106,000	$110	8,433,333	$843	—	$—	$—	$(9,061,088)	$(9,060,135)

Net loss	—	$—	—	$—	—	$—	$—	$(211,321)	$(211,321)

Balance, June 30, 2022	1,106,000	$110	8,433,333	$843	—	$—	$—	$(9,272,409)	$(9,271,456)

Net income	—	$—	—	$—	—	$—	$—	$1,142,367	$1,142,367
Accretion of Class A Ordinary Shares Subject to redemption amount	—	$—	—	$—	—	$—	$—	$(1,528,360)	$(1,528,360)

Balance, September 30, 2022	1,106,000	$110	8,433,333	$843	—	$—	$—	$(9,658,402)	$(9,657,449)

FOR THE PERIOD FROM
JULY 20, 2021 (INCEPTION) THROUGH SEPTEMBER 30, 2021

		Ordinary shares
	Class A		Class B		Preference shares				Total
							Additional	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	paid-in capital	deficit	equity

Balance, July 20, 2021 (inception)	—	$—	—	$—	—	$—	$—	$—	$—
Issuance of Class B ordinary shares to Sponsor (1)	—	$—	8,433,333	$843	—	$—	$24,157	$—	$25,000
Net loss	—	$—	—	$—	—	$—	$—	$(25,000)	$(25,000)

Balance, September 30, 2021	—	$—	8,433,333	$843	—	$—	$24,157	$(25,000)	$—

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

LAMF GLOBAL VENTURES CORP. I
CONDENSED STATEMENT
S
OF CASH FLOWS
(UNAUDITED)

Cash Flows from Operating Activities	For the nine months ended September 30, 2022	For the Period July 20, 2021 (Inception) to September 30, 2021

Net income (loss)	$509,509	$(25,000)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Unrealized gain on investments	$(875,759)	$—
Formation costs paid by Sponsor	$—	$25,000
Changes in operating assets and liabilities:
Prepaid expenses	$243,245	$—
Accrued expenses	$483,833	$—
Due to sponsor	$12,998	$—

Net cash used in operating activities	$373,826	$—

Cash Flows from Investing Activities
Proceeds from sale of investments in Trust Account	$774,989,661	$—
Purchase of investments in Trust Account	$(775,742,223)	$—

Net cash flows used in investing activities	$(752,562)	$—

	$(378,736)	$—
Cash—Beginning of period	$881,842	$—

Cash—End of period	$503,106	$—

Supplemental disclosure of non-cash financing activities:
Deferred offering costs included in accrued offering costs	$—	$262,091

Offering costs paid by the Sponsor in exchange for Class B ordinary shares	$—	$25,000

Deferred offering costs paid by the Sponsor	$—	$33,581

The accompanying notes are an integral part of the unaudited condensed financial statements.

LAMF GLOBAL VENTURES CORP. I
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022
NOTE 1—ORGANIZATION AND BUSINESS OPERATIONS
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
As of September 30, 2022, the Company had not yet commenced any operations. All activity for the period from July 20, 2021 (inception) through September 30, 2022 relate to the Company’s formation and the Initial Public Offering (“IPO”), and subsequent to the IPO, the search for a prospective target business. The Company will not generate any operating revenues until after the completion of its initial business combination, at the earliest. The Company generates non-operating
income in the form of interest income on cash from the proceeds derived from the IPO.
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
Trust Account
Following the closing of the IPO on November 16, 2021, $258,060,000 ($10.20 per Unit) from the net proceeds of the sale of the Units in the IPO and the sale of the Private Placement Units was placed in a Trust Account. As of September 30, 2022 and December 31, 202
1
, the funds held in the Trust Account were held in cash and United States Treasury securities.
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

The Company will provide the holders (the “Public Shareholders”) of the outstanding Class A ordinary shares, par value $0.0001 per share (“Class A ordinary shares”), included in the Units sold in the IPO (the “Public Shares”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a proposed Business Combination or conduct a tender offer will be made by the Company. The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.20 per Public Share, plus any pro rata interest then in the Trust Account, net of taxes payable). There will be no redemption rights with respect to the Warrants.
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

Liquidity and Going Concern
As of September 30, 2022, the Company had cash outside the Trust Account of $503,106 and working capital of $157,590. All remaining cash held in the Trust Account is generally unavailable for the Company’s use, prior to an initial business combination, and is restricted for use either in a business combination or to redeem ordinary shares. As of September 30, 2022, none of the amount in the Trust Account was available to be withdrawn as described above.
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
The Company anticipates that the $503,106 outside of the Trust Account as of September 30, 2022, will be sufficient to allow the Company to operate until May 16, 2023, assuming that a business combination is not consummated during that time. Until the consummation of its business combination, the Company will be using the funds not held in the Trust Account, and any additional Working Capital Loans from the Initial Shareholders, the Company’s officers and directors, or their respective affiliates, for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the business combination.
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
“Going Concern,” as of September 30, 2022, management has determined that insufficient anticipated funds to support operations and the date for mandatory liquidation raises substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the date of the issuance of these condensed financial statements. The Company intends to complete its initial business combination before the mandatory liquidation date; however, there can be no assurance that the Company will be able to consummate any business combination by May 16, 2023. These unaudited condensed financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as going concern.
NOTE 2—SIGNIFICANT ACCOUNTING POLICIES
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
filed with the SEC on November 22, 2021. The interim results for the nine months ended September, 2022, are not necessarily indicative of the results to be expected for the year ending December 31, 2022, or for any future periods.
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
Making estimates requires management to exercise significant judgement. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulation its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.
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
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2022 and December 31, 2021
.

Cash and Investments Held in Trust Account
As of September 30, 2022 and December 31, 2021, the proceeds held in the Trust Account were held in cash and United States Treasury securities. The Company classifies its United States Treasury securities as held-to-maturity
in accordance with Financial Accounting Standards Board (“FASB”) ASC Topic 320 “Investments-Debt and Equity Securities.”
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
Ordinary Shares Subject to Possible Redemption
All of the 25,300,000 Public Shares contain a redemption feature which allows for their redemption in connection with the Company’s liquidation, if there is a shareholder vote or tender offer in connection with the business combination and in connection with certain amendments to the Company’s amended and restated memorandum and articles of association. In accordance with the SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC
480-10-S99,
redemption provisions not solely within the control of the Company require ordinary shares subject to redemption to be classified outside of permanent equity. Therefore, all Public Shares have been classified outside of permanent equity.
In accordance with the ASC
480-10-S99-3A,
“Classification and Measurement of Redeemable Securities”, redemption provisions not solely within the control of the Company require the security to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480. The Company classified all of the Class A ordinary shares as redeemable. Immediately upon the closing of the IPO, the Company recognized a one-time
charge against additional
paid-in
capital (to the extent available) and accumulated deficit for the difference between the initial carrying value of the Class A ordinary shares and the redemption value.
As of September 30, 2022, the Class A ordinary shares reflected on the condensed balance sheets are reconciled in the following table:

Gross proceeds from IPO	$253,000,000
Less:
Proceeds allocated to Public Warrants	(14,294,500)
Class A ordinary shares issuance costs	(14,451,363)
Plus:
Accretion of carrying value to redemption value	35,334,223

Class A ordinary shares subject to possible redemption	$259,588,360

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

Net Income Per Ordinary Share
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
Net income (loss) per ordinary share is computed by dividing net income (loss) by the weighted average number of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture. As of September 30, 2022, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted income per ordinary share is the same as basic income per ordinary share for the periods presented. The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net income (loss) per share for each class of ordinary shares:

	For three months ended September 30. 2022		For Nine Months ended September 30. 2022		For period from July 20, 2021 (Inception) through September 30, 2021
Basic and diluted net loss per share:
Numerator:	Class A	Class B	Class A	Class B	Class A	Class B
Allocation of net income (loss)	$865,842	$276,525	$386,175	$123,334	$—	$(25,000)
Denominator:
Weighted-average shares outstanding	26,406,000	8,433,333	26,406,000	8,433,333	—	7,333,333
Basic and diluted net loss per share	$0.03	$0.03	$0.01	$0.01	$—	$(0.00)
Offering Costs associated with the Initial Public Offering
Deferred offering costs consist of professional fees incurred through the balance sheet date that are directly related to the IPO. Offering costs amounting to $15,651,363 were charged to temporary shareholders’ equity upon the completion of the IPO.
Income Taxes
ASC Topic 740, “Income Taxes,” prescribes a recognition threshold and a measurement attribute for the unaudited condensed financial statements recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of September 30, 2022 and December 31, 2021, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
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

NOTE 3—INITIAL PUBLIC OFFERING
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
NOTE 4—PRIVATE PLACEMENT
On November 16, 2021, simultaneously with the consummation of the IPO and the underwriters’ exercise of their over-allotment option, the Company consummated the issuance and sale of 1,106,000 Private Placement Units in a private placement transaction at a price of $10.00 per Private Placement Unit, generating gross proceeds of $11,060,000 (the “Private Placement”). Each whole Private Placement Unit consists of one Class A ordinary share (each, a “Private Placement Share”) and one-half
of one redeemable warrant (each, a “Private Placement Warrant”). Each whole Private Placement Warrant will be exercisable to purchase one Class A ordinary share at a price of $11.50 per share. A portion of the proceeds from the Private Placement Units was added to the proceeds from the IPO held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Units will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law), and the Private Placement Units and all underlying securities will be worthless.
NOTE 5—RELATED PARTY TRANSACTIONS
Founder Shares
On September 3, 2021, the Sponsor paid $25,000, or approximately $0.003 per share, to cover formation costs in exchange for an aggregate of 7,666,667 Class B ordinary shares, par value $0.0001 per share (the “Founder Shares”). On November 10, 2021, the Company effected a share capitalization pursuant to which an additional 766,666 Founder Shares were issued to the Sponsor. All shares and associated amounts have been retroactively restated to reflect the share capitalization, resulting in an aggregate of 8,433,333 Founder Shares outstanding as of September 30, 2022 and December 31, 2021
.
The Initial Shareholders have agreed not to transfer, assign or sell any of their Founder Shares until the earliest to occur of: (i) (x) with respect to one-third
of such shares, until consummation of the initial Business Combination, (y) with respect to one-third
of such shares, until the closing price of the Class A ordinary shares exceeds $12.00 for any 20 trading days within a
30-trading
day period following the consummation of the initial Business Combination and (z) with respect to one-third
of such shares, until the closing price of the Class A ordinary shares exceeds $15.00 for any 20 trading days within a
30-trading
day period following the consummation of the initial Business Combination; (ii) two years after the consummation of the initial Business Combination; and (iii) the date on which the Company completes a liquidation, merger, capital share exchange or other similar transaction after the initial Business Combination that results in all of the Company’s shareholders having the right to exchange their Class A ordinary shares for cash, securities or other property; except to certain permitted transferees and under certain circumstances. Any permitted transferees will be subject to the same restrictions and other agreements of the Initial Shareholders with respect to any
Founder Shares.

Related Party Loans
In order to finance transaction costs in connection with an intended initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes the initial Business Combination, the Company would repay the Working Capital Loans. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,200,000 of the Working Capital Loans may be convertible into units of the post Business Combination entity at a price of $10.00 per unit at the option of the lender. The units would be identical to the Private Placement Units. At September 30, 2022 and December 31, 2021, no such Working Capital Loans were outstanding.
Due to Affiliate
An affiliate of the Company advanced $88,196 for the cost of certain regulatory fees incurred by the Company. Management will reimburse this amount to the affiliate
.

At September 30, 2022 and December 31, 2021, balance due to affiliate totaled $88,196 and $75,198, respectively.
Administrative Services Agreement
On November 10, 2021, the Company entered into an agreement to pay the Sponsor (and/or its affiliates or designees) an aggregate of $20,000 per month for office space and, secretarial, and administrative services. For the three and nine months ended September 30, 2022, the Company incurred $60,000 and $180,000, respectively, of administrative services under the arrangement. Upon the earlier of the Company’s consummation of a Business Combination or its liquidation, the Company will cease paying these monthly fees.
NOTE 6—COMMITMENTS AND CONTINGENCIES
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
NOTE 7 – SHAREHOLDERS’ DEFICIT
Preference Shares
- The Company is authorized to issue a total of 1,000,000 preference shares at par value of $0.0001 each. At September 30, 2022 and December 31, 2021
, there were no preference shares issued or outstanding.
Class
 A Ordinary Shares
- The Company is authorized to issue a total of 500,000,000 Class A ordinary shares at par value of $0.0001 each. At September 30, 2022 and December 31, 2021
, there were 1,106,000 Class A ordinary shares issued or outstanding.
Class
 B Ordinary Shares
-
The Company is authorized to issue a total of 50,000,000 Class B ordinary shares at par value of $0.0001 each. As of September 30, 2022 and December 31, 2021
, there were 8,433,333 Class B ordinary shares issued and outstanding. Due to the full exercise of the over-allotment by the underwriters on November 16, 2021, no shares are subject to forfeiture (see Note

5).
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
Once the Warrants become exercisable, the Company may redeem the outstanding Warrants for cash:

•	in whole and not in part;

•	at a price of $0.01 per Warrant;

•	upon a minimum of 30 days prior written notice of redemption (the “30-day redemption period”); and
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
NOTE 8. FAIR VALUE MEASUREMENTS
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
The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at September 30, 2022 and December 31, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	September 30, 2022	Level	December 31, 2021
Investments held in Trust Account – United States Treasury securities	1	$259,649,691	—	—
At September 30, 2022, assets held in the Trust Account were comprised of $259,649,691 in the United States Treasury securities and cash, and at December 31, 2021, the Trust Account comprised of

$
258,060,000
in cash. During the nine months ended September 30, 2022, the Company did no
t withdraw any interest income from the Trust Account.
NOTE 9—SUBSEQUENT EVENTS
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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus for the IPO filed with the SEC. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Results of Operations

We have neither engaged in any operations (other than searching for a Business Combination after the IPO) nor generated any revenues to date. Our only activities from inception through September 30, 2022 were organizational activities, those necessary to prepare for the IPO, described below. We do not expect to generate any operating revenues until after the completion of our Business Combination. We expect to generate non-operating income in the form of interest income on marketable securities held after the IPO. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the period from July 20, 2021 (inception) through September 30, 2021, we had a net loss of $25,000, which consisted of formation costs.

For the three months ended September 30, 2022, we had a net income of $1,142,367, which consisted of dividend income and unrealized gains on investments held, offset by administrative, professional, and printing costs.

For the nine months ended September 30, 2022, we had a net income of $509,509, which consisted of dividend income offset by administrative, professional, and printing costs.

Liquidity and Capital Resources

As of September 30, 2022, we had cash of $503,106 and working capital of $157,590.

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

The proceeds of $258,060,000 ($10.20 per Unit) from the sale of the Units in the IPO and the sale of the Private Placement Units are held in the Trust Account, which includes the deferred underwriting commissions of $9,915,000, are held in the Trust Account and are invested or bear interest since February 3, 2022. Previously, the proceeds were held in cash. The proceeds are only invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. $503,106 are not held in the Trust Account.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of September 30, 2022.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of September 30, 2022, we were not subject to any market or interest rate risk. Following the consummation of the IPO, the net proceeds of the IPO was not invested or bore interest. After January 1, 2022, proceeds held in the Trust Account will be invested only in U.S. government treasury obligations with a maturity of 185 days or less or in certain money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the most recent fiscal quarter covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

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

In addition to the risks and uncertainties discussed in this Quarterly Report, including those disclosed in Part I, Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations, you should carefully consider the risks under the heading “Risk Factors” in Part I, Item 1A. Risk Factors in our 2021Annual Report on Form 10-K. These risks are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may materially adversely affect our business, financial condition or results of operations.

If we are deemed to be an investment company for purposes of the Investment Company Act, we may be forced to abandon our efforts to complete an initial business combination and instead be required to liquidate the Company. To mitigate the risk of that result, on or prior to the 24-month anniversary of the effective date of the registration statement relating to our IPO, we may instruct Continental Stock Transfer & Trust Company to liquidate the securities held in the Trust Account and instead hold all funds in the Trust Account in cash. As a result, following such change, we will likely receive minimal, if any, interest, on the funds held in the Trust Account, which would reduce the dollar amount that our public shareholders would have otherwise received upon any redemption or liquidation of the Company if the assets in the Trust Account had remained in U.S. government securities or money market funds.

On March 30, 2022, the SEC issued proposed rules (the “SPAC Rule Proposals”), relating, among other things, to circumstances in which SPACs such as us could potentially be subject to the Investment Company Act and the regulations thereunder. The SPAC Rule Proposals would provide a safe harbor for such companies from the definition of “investment company” under Section 3(a)(1)(A) of the Investment Company Act, provided that a special purpose acquisition company (a “SPAC”) satisfies certain criteria. To comply with the duration limitation of the proposed safe harbor, a SPAC would have a limited time period to announce and complete a de-SPAC transaction. Specifically, to comply with the safe harbor, the SPAC Rule Proposals would require a company to file a report on Form 8-K announcing that it has entered into an agreement with a target company for an initial business combination no later than 18 months after the effective date of the registration statement for its initial public offering. The company would then be required to complete its initial business combination no later than 24 months after the effective date of the registration statement for its initial public offering. We understand that the SEC has recently been taking informal positions regarding the Investment Company Act consistent with the SPAC Rule Proposals.

There is currently uncertainty concerning the applicability of the Investment Company Act to a SPAC, including a company like ours, that does not complete its initial business combination within the proposed time frame set forth in the proposed safe harbor rule. As indicated above, we completed our IPO in November 16, 2021 and have operated as a blank check company searching for a target business with which to consummate an initial business combination since such time (or approximately 12 months after the effective date of our IPO, as of the date of this Quarterly Report). If we were deemed to be an investment company for purposes of the Investment Company Act, we might be forced to abandon our efforts to complete an initial business combination and instead be required to liquidate the Company. If we are required to liquidate the Company, our investors would not be able to realize the benefits of owning shares in a successor operating business, including the potential appreciation in the value of our shares and warrants following such a transaction, and our warrants would expire worthless.

The funds in the Trust Account have, prior to December 31, 2021, been held in cash and thereafter in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act. As of September 30, 2022, amounts held in Trust Account included approximately $24 of accrued interest. To mitigate the risk of us being deemed to have been operating as an unregistered investment company under the Investment Company Act, we may, on or prior to the 24-month anniversary of the effective date of the registration statement relating to our IPO, or November 10, 2023, instruct Continental Stock Transfer & Trust Company, the trustee with respect to the Trust Account, to liquidate the U.S. government treasury obligations or money market funds held in the Trust Account and thereafter to hold all funds in the Trust Account in cash (i.e., in one or more bank accounts) until the earlier of the consummation of a business combination or our liquidation. Following such liquidation of the assets in our Trust Account, we will likely receive minimal interest, if any, on the funds held in the Trust Account, which would reduce the dollar amount our public shareholders would have otherwise received upon any redemption or liquidation of the Company if the assets in the Trust Account had remained in U.S. government securities or money market funds. This means that the amount available for redemption will not increase in the future.

In addition, even prior to the 24-month anniversary of the effective date of the registration statement relating to our IPO, we may be deemed to be an investment company. The longer that the funds in the Trust Account are held in short-term U.S. government securities or in money market funds invested exclusively in such securities, even prior to the 24-month anniversary, there is a greater risk that we may be considered an unregistered investment company, in which case we may be required to liquidate. Accordingly, we may determine, in our discretion, to liquidate the securities held in the Trust Account at any time, even prior to the 24-month anniversary, and instead hold all funds in the Trust Account in cash, which would further reduce the dollar amount our public shareholders would receive upon any redemption or our liquidation.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not Applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to S ection 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to S ection 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Furnished.
(1)	Previously filed as an exhibit to our Current Report on Form 8-K filed on November 16, 2021 and incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LAMF GLOBAL VENTURES CORP. I

Date: November 10, 2022		/s/ Morgan Earnest
	Name:	Morgan Earnest
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)