Form 10-K
period 2022-12-31
LAMF Global Ventures Corp. I
filed 2023-03-31
CIK 1879297

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from

to

Commission File Number: 001-41053

LAMF GLOBAL VENTURES CORP. I
(Exact Name of Registrant as Specified in Its Charter)

Cayman Islands	98-1616579
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

9255 Sunset Blvd., Suite 515 West Hollywood, California	90069
(Address of Principal Executive Offices)	(Zip Code)
(424) 343-8760
(Registrant’s Telephone Number, Including Area Code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Class A ordinary	LGVCU	The Nasdaq Stock Market LLC
share, $0.0001 par value, and one-half of one redeemable warrant
Class A ordinary shares, $0.0001 par value	LGVC	The Nasdaq Stock Market LLC
Redeemable warrants, each warrant exercisable	LGVCW	The Nasdaq Stock Market LLC
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
The aggregate market value of the ordinary shares held by non-affiliates of the Registrant, as of June 30, 2022, the last business day of the Registrant’s most recently completed second fiscal quarter, was approximately $251,988,000, calculated by using the closing price of the Class A ordinary shares on such date on The Nasdaq Global Market of $9.96.
As of March 30, 2023, there were
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

Prior to the consummation of the IPO, on September 3, 2021, our sponsor, LAMF SPAC Holdings I LLC, a Cayman Islands limited liability company (the “Sponsor”), paid $25,000, or approximately $0.003 per share, to cover formation costs in exchange for an aggregate of 7,666,667 Class B ordinary shares, par value $0.0001 per share (the “Founder Shares”). On November 10, 2021, we effected a share capitalization pursuant to which an additional 766,666 Founder Shares were issued to our Sponsor, resulting in an aggregate of 8,433,333 Founder Shares outstanding.

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

As of December 31, 2022, there was $261,998,590 in investments and cash held in the Trust Account, which includes interest income available to us for franchise and income tax obligations of approximately $100,000, and approximately $268,200 of cash held outside the Trust Account. As of December 31, 2022, we have not withdrawn any interest earned from the Trust Account to pay taxes.

As of December 31, 2022, the proceeds held in the Trust Account were held in cash and United States Treasury securities. The Company classifies its United States Treasury securities as trading in accordance with Financial Accounting Standards Board (“FASB”) ASC Topic 320 “Investments-Debt and Equity Securities.” Trading treasury securities are recorded at fair value at the end of each reporting period.

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

The purpose of any such purchases of shares could be to (i) vote such shares in favor of the business combination and thereby increase the likelihood of obtaining shareholder approval of the business combination or (ii) to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial business combination, where it appears that such requirement would otherwise not be met. The purpose of any such purchases of Public Warrants could be to reduce the number of Public Warrants outstanding or to vote such Warrants (as defined below) on any matters submitted to the warrant holders for approval in connection with our initial business combination. Any such purchases of our securities may result in the completion of our initial business combination that may not otherwise have been possible. In addition, if such purchases are made, the public “float” of our Public Shares or Public Warrants may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.

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

Employees and Human Capital Resources

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

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of the IPO, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our Class A ordinary shares that are held by non-affiliates exceeds $700 million as of the prior June 30th, or (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.

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

•

Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the status of debt and equity markets, the recent coronavirus (COVID-19) outbreak and other events.

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

•	We may be a passive foreign investment company, or “PFIC,” which could result in adverse United States federal income tax consequences to U.S. investors.

•	We may reincorporate in another jurisdiction in connection with our initial business combination and such reincorporation may result in taxes imposed on shareholders or warrant holders.

•	An investment in our securities may result in uncertain U.S. federal income tax consequences.

•

We may not be able to complete an initial business combination since such initial business combination may be subject to regulatory review and approval requirements, including pursuant to foreign investment regulations and review by governmental entities such as the Committee on Foreign Investment in the United States (“CFIUS”), or may be ultimately prohibited.

•

If we are deemed to be an investment company for purposes of the Investment Company Act, we may be forced to abandon our efforts to complete an initial business combination and instead be required to liquidate the Company.

•	The date for mandatory liquidation and subsequent redemption of shares raises substantial doubt about the Company’s ability to continue as a going concern.

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

We may choose not to hold a shareholder vote to approve our initial business combination if the business combination would not require shareholder approval under applicable law or stock exchange listing requirement. Except for as required by applicable law or stock exchange requirement, the decision as to whether we will seek shareholder approval of a proposed business combination or will allow shareholders to sell their Public Shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors, such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek shareholder approval. Even if we seek shareholder approval, the holders of our Founder Shares will participate in the vote on such approval. Accordingly, we may complete our initial business combination even if a majority of our Public Shareholders do not approve of the business combination we complete. Please see the section entitled “Risk Factors – Our Initial Shareholders control a substantial interest in us and thus may exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that you do not support”, “Business – Submission of our Initial Business Combination to a Shareholder Vote” and “Business – Shareholders May Not Have the Ability to Approve Our Initial Business Combination” for additional information.

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

At the time we enter into an agreement for our initial business combination, we will not know how many Public Shareholders may exercise their redemption rights, and therefore will need to structure the transaction based on our expectations as to the number of Public Shares that will be submitted for redemption. If our initial business combination agreement requires us to use a portion of the cash in the Trust Account to pay the purchase price, or requires us to have a minimum amount of cash at closing, we will need to reserve a portion of the cash in the Trust Account to meet such requirements, or arrange for third party financing. In addition, if a larger number of Public Shares is submitted for redemption than we initially expected, we may need to restructure the transaction to reserve a greater portion of the cash in the Trust Account or arrange for third party financing. Raising additional third- party financing may involve dilutive equity issuances or the incurrence of indebtedness at higher than desirable levels. Furthermore, this dilution would increase to the extent that the anti-dilution provision of the Founder Shares in the issuance of Class A ordinary shares on a greater than one-to-one basis upon conversion of the Founder Shares at the time of our initial business combination. In addition, the amount of the deferred underwriting commissions payable to the underwriters will not be adjusted for any Public Shares that are redeemed in connection with an initial business combination. The per share amount we will distribute to Public Shareholders who properly exercise their redemption rights will not be reduced by the deferred underwriting commission and after such redemptions, the amount held in the Trust Account will continue to reflect our obligation to pay the entire deferred underwriting commissions. The above considerations may limit our ability to complete the most desirable business combination available to us or optimize our capital structure.

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

In the event that our Sponsor, Initial Shareholders, directors, executive officers, advisors or their affiliates purchase Public Shares in privately negotiated transactions from Public Shareholders who have already elected to exercise their redemption rights, such selling Public Shareholders would be required to revoke their prior elections to redeem their Public Shares. The purpose of any such purchases of shares could be to vote such Public Shares in favor of the business combination and thereby increase the likelihood of obtaining shareholder approval of the business combination or to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial business combination, where it appears that such requirement would otherwise not be met. The purpose of any such purchases of Public Warrants could be to reduce the number of Public Warrants outstanding or to vote such Warrant on any matters submitted to the warrant holders for approval in connection with our initial business combination. Any such purchases of our securities may result in the completion of our initial business combination that may not otherwise have been possible. We expect any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements.

Please see “Business – Submission of our Initial Business Combination to a Shareholder Vote” for a description of how our Sponsor, directors, executive officers, advisors or any of their affiliates will select which Public Shareholders to purchase securities from in any private transaction.

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

We will comply with the proxy rules or tender offer rules, as applicable, when conducting redemptions in connection with our initial business combination. Despite our compliance with these rules, if a Public Shareholder fails to receive our proxy materials or tender offer documents, as applicable, such Public Shareholder may not become aware of the opportunity to redeem its Public Shares. In addition, proxy materials or tender offer documents, as applicable, that we will furnish to holders of our Public Shares in connection with our initial business combination will describe the various procedures that must be complied with in order to validly tender or submit Public Shares for redemption. For example, we intend to require our Public Shareholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to, at the holder’s option, either deliver their share certificates to our transfer agent, or to deliver their Public Shares to our transfer agent electronically prior to the date set forth in the proxy materials or tender offer documents, as applicable. In the case of proxy materials, this date may be up to two business days prior to the scheduled vote on the proposal to approve the initial business combination. In addition, if we conduct redemptions in connection with a shareholder vote, we intend to require a Public Shareholder seeking redemption of its Public Shares to also submit a written request for redemption to our transfer agent two business days prior to the scheduled vote in which the name of the beneficial owner of such Public Shares is included. In the event that a Public Shareholder fails to comply with these or any other procedures disclosed in the proxy or tender offer materials, as applicable, its Public Shares may not be redeemed. Please see “Business—Submission of our Initial Business Combination to a Shareholder Vote” and “Business – Conduct of Redemptions Pursuant to Tender Offer Rules” for additional details.

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

Of the net proceeds of the IPO, only $1,850,000 was available to us initially outside the Trust Account to fund our working capital requirements. We believe that, as of December 31, 2022, the funds available to us outside of the Trust Account along with a potential loan from the Sponsor, will be sufficient to allow us to operate until May 16, 2023; however we cannot assure you that our estimate is accurate. Of the funds available to us, we could use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent or merger agreements designed to keep target businesses from “shopping” around for transactions with other companies or investors on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we enter into a letter of intent or merger agreement where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business.

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

The net proceeds from the IPO and certain proceeds from the sale of the Private Placement Units, in the amount of $258,060,000, are held in an interest- bearing Trust Account. The proceeds held in the Trust Account may only be invested in direct U.S. Treasury obligations having a maturity of 185 days or less, or in certain money market funds which invest only in direct U.S. Treasury obligations. While short-term U.S. Treasury obligations currently yield a positive rate of interest, they have briefly yielded negative interest rates in recent years. Central banks in Europe and Japan pursued interest rates below zero in recent years, and the Open Market Committee of the Federal Reserve has not ruled out the possibility that it may in the future adopt similar policies in the United States. In the event of very low or negative yields, the amount of interest income would be reduced. As described herein, we will be required in certain circumstances to redeem our Public Shares for their pro-rata share of the proceeds held in the Trust Account, plus any interest income. If the balance of the Trust Account is reduced below $258,060,000 as a result of negative interest rates, the amount of funds in the Trust Account available for distribution to our Public Shareholders may be reduced below $10.20 per Public Share.

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

If we are deemed to be an investment company for purposes of the Investment Company Act, we may be forced to abandon our efforts to complete an initial business combination and instead be required to liquidate the Company. To mitigate the risk of that result, on or prior to the 24-month anniversary of the effective date of the registration statement relating to our IPO, we may instruct Continental Stock Transfer & Trust Company to liquidate the securities held in the Trust Account and instead hold all funds in the Trust Account in cash. As a result, following such change, we would likely receive minimal, if any, interest, on the funds held in the Trust Account, which would reduce the dollar amount that our public shareholders would have otherwise received upon any redemption or liquidation of the Company if the assets in the Trust Account had remained in U.S. government securities or money market funds.

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

As indicated above, we completed our IPO in November 2021 and have operated as a blank check company searching for a target business with which to consummate an initial business combination since such time (or approximately 16 months after the effective date of our IPO, as of the date of this Quarterly Report). There is currently uncertainty concerning the applicability of the Investment Company Act to a SPAC. It is possible that a claim could be made that we have been operating as an unregistered investment company, including under the subjective test of Section 3(a)(1)(A) of the Investment Company Act, based on the current views of the SEC. If we were deemed to be an investment company for purposes of the Investment Company Act, we might be forced to abandon our efforts to complete an initial business combination and instead be required to liquidate the Company. If we are required to liquidate the Company, our investors would not be able to realize the benefits of owning shares in a successor operating business, including the potential appreciation in the value of our shares and warrants following such a transaction, and our warrants would expire worthless.

The funds in the Trust Account have been held in cash and in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act. As of December 31, 2022, amounts held in Trust Account included approximately $3,940,198 of interests and dividends. To mitigate the risk of us being deemed to have been operating as an unregistered investment company under the Investment Company Act, we may, in our discretion, on or prior to the 24-month anniversary of the effective date of the registration statement relating to our IPO, or November 10, 2023, instruct Continental Stock Transfer & Trust Company, the trustee with respect to the Trust Account, to liquidate the U.S. government treasury obligations or money market funds held in the Trust Account and thereafter to hold all funds in the Trust Account in cash (i.e., in one or more bank accounts) until the earlier of the consummation of a business combination or our liquidation. Following such liquidation of the assets in our Trust Account, we would likely receive minimal interest, if any, on the funds held in the Trust Account, which would reduce the dollar amount our public shareholders would have otherwise received upon any redemption or liquidation of the Company if the assets in the Trust Account had remained in U.S. government securities or money market funds. This means that the amount available for redemption may not increase in the future.

In addition, even prior to the 24-month anniversary of the effective date of the registration statement relating to our IPO, we may be deemed to be an investment company. The longer that the funds in the Trust Account are held in short-term U.S. government securities or in money market funds invested exclusively in such securities, even prior to the 24-month anniversary, there is a greater risk that we may be considered an unregistered investment company, in which case we may be required to liquidate. For so long as the funds in the trust account are held in short-term U.S. government securities or in money market funds invested exclusively in such securities, the risk that we may be considered an unregistered investment company and required to liquidate is greater than that of a SPAC that has elected to liquidate such investments and to hold all funds in its trust account in cash (i.e., in one or more bank accounts). Accordingly, we may determine, in our discretion, to liquidate the securities held in the Trust Account at any time, even prior to the 24-month anniversary, and instead hold all funds in the Trust Account in cash, which would further reduce the dollar amount our public shareholders would receive upon any redemption or our liquidation.

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

Our efforts to identify a prospective initial business combination target will not be limited to a particular industry, sector or geographic region. Our amended and restated memorandum and articles of association prohibit us from effectuating a business combination solely with another blank check company or similar company with nominal operations. Because we have not yet selected any specific target business with respect to a business combination, there is no basis to evaluate the possible merits or risks of any particular target business’s operations, results of operations, cash flows, liquidity, financial condition or prospects. To the extent we complete our initial business combination, we may be affected by numerous risks inherent in the business operations with which we combine. For example, if we combine with a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by the risks inherent in the business and operations of a financially unstable or a development stage entity. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors or that we will have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business. We also cannot assure you that an investment in our Units will ultimately prove to be more favorable to investors than a direct investment, if such opportunity were available, in a business combination target. Accordingly, any shareholders or warrant holders who choose to remain shareholders or warrant holders following the business combination could suffer a reduction in the value of their securities. Such shareholders or warrant holders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the proxy materials or tender offer documents, as applicable, relating to the business combination contained an actionable material misstatement or material omission.

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

We may only be able to complete one business combination with the proceeds of the IPO and the sale of the Private Placement Units, which will cause us to be solely dependent on a single business, which may have a limited number of products or services. This lack of diversification may negatively impact our operations and profitability.

The net proceeds from the IPO and the sale of the Private Placement Units provided us with $258,060,000 (after taking into account $9,915,000 of deferred underwriting commissions being held in the Trust Account) that we may use to complete our initial business combination. We may effectuate our initial business combination with a single target business or multiple target businesses simultaneously or within a short period of time. However, we may not be able to effectuate our initial business combination with more than one target business because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several target businesses as if they had been operated on a combined basis. By completing our initial business combination with only a single entity, our lack of diversification may subject us to numerous economic, competitive and regulatory developments. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry. Accordingly, the prospects for our success may be:

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

We do not have a specified maximum redemption threshold. The absence of such a redemption threshold may make it possible for us to complete our initial business combination with which a substantial majority of our shareholders or warrant holders do not agree.

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

Each of the agreements related to the IPO to which we are a party, other than the warrant agreement entered into between Continental Stock Transfer & Trust Company, as warrant agent, and us, and the investment management trust agreement, may be amended without shareholder approval. Such agreements are: the underwriting agreement; the letter agreement among us and our Initial Shareholders, Sponsor, officers and directors; the registration rights agreement among us and our Initial Shareholders; the purchase agreement regarding the Private Placement Units between us and our Sponsor; and the administrative services agreement among us, our Sponsor and an affiliate of our Sponsor. These agreements contain various provisions that our Public Shareholders might deem to be material. For example, our letter agreement and the underwriting agreement contain certain lock-up provisions with respect to the Founder Shares, Private Placement Warrants and other securities held by our Initial Shareholders, Sponsor, officers and directors. Amendments to such agreements would require the consent of the applicable parties thereto and would need to be approved by our board of directors, which may do so for a variety of reasons, including to facilitate our initial business combination. While we do not expect our board of directors to approve any amendment to any of these agreements prior to our initial business combination, it may be possible that our board of directors, in exercising its business judgment and subject to its fiduciary duties, chooses to approve one or more amendments to any such agreement. Any amendment entered into in connection with the consummation of our initial business combination will be disclosed in our proxy materials or tender offer documents, as applicable, related to such initial business combination, and any other material amendment to any of our material agreements will be disclosed in a filing with the SEC. Any such amendments would not require approval from our shareholders, may result in the completion of our initial business combination that may not otherwise have been possible, and may have an adverse effect on the value of an investment in our securities. For example, amendments to the lock-up provision discussed above may result in our Initial Shareholders selling their securities earlier than they would otherwise be permitted,which may have an adverse effect on the price of our securities.

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

Our initial business combination and our structure thereafter may not be tax-efficient to our shareholders and warrant holders. As a result of our business combination, our tax obligations may be more complex, burdensome and uncertain.

Although we will attempt to structure our initial business combination in a tax-efficient manner, tax structuring considerations are complex, the relevant facts and law are uncertain and may change, and we may prioritize commercial and other considerations over tax considerations. For example, in connection with our initial business combination and subject to any requisite shareholder approval, we may structure our business combination in a manner that requires shareholders and/or warrant holders to recognize gain or income for tax purposes, effect a business combination with a target company in another jurisdiction, or reincorporate in a different jurisdiction (including, but not limited to, the jurisdiction in which the target company or business is located). We do not intend to make any cash distributions to shareholders or warrant holders to pay taxes in connection with our business combination or thereafter. Accordingly, a shareholder or a warrant holder may need to satisfy any liability resulting from our initial business combination with cash from its own funds or by selling all or a portion of the shares or Warrants received. In addition, shareholders and warrant holders may also be subject to additional income, withholding or other taxes with respect to their ownership of us after our initial business combination.

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

Even if we conduct due diligence on a target business with which we combine, we cannot assure you that this diligence will identify all material issues that may be present with a particular target business, that it would be possible to uncover all material issues through a customary amount of due diligence, or that factors outside of the target business and outside of our control will not later arise. As a result of these factors, we may be forced to later write-down or write-off assets, restructure our operations, or incur impairment or other charges that could result in our reporting losses. Even if our due diligence successfully identifies certain risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with our preliminary risk analysis. Even though these charges may be non-cash items and not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our securities. In addition, charges of this nature may cause us to violate net worth or other covenants to which we may be subject as a result of assuming pre-existing debt held by a target business or by virtue of our obtaining debt financing to partially finance the initial business combination or thereafter. Accordingly, any shareholders or warrant holders who choose to remain shareholders or warrant holders following the business combination could suffer a reduction in the value of their securities. Such shareholders or warrant holders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the proxy materials or tender offer documents, as applicable, relating to the business combination contained an actionable material misstatement or material omission.

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

When evaluating the desirability of effecting our initial business combination with a prospective target business, our ability to assess the target business’s management may be limited due to a lack of time, resources or information. Our assessment of the capabilities of the target business’s management, therefore, may prove to be incorrect and such management may lack the skills, qualifications or abilities we suspected. Should the target business’s management not possess the skills, qualifications or abilities necessary to manage a public company, the operations and profitability of the post-combination business may be negatively impacted. Accordingly, any shareholders or warrant holders who choose to remain shareholders or warrant holders following the business combination could suffer a reduction in the value of their securities. Such shareholders or warrant holders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the proxy solicitation or tender offer materials, as applicable, relating to the business combination contained an actionable material misstatement or material omission.

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

Risks Relating to Our Management Team

We may not be able to complete an initial business combination since such initial business combination may be subject to regulatory review and approval requirements, including pursuant to foreign investment regulations and review by governmental entities such as the Committee on Foreign Investment in the United States (“CFIUS”), or may be ultimately prohibited.

Our initial business combination may be subject to regulatory review and approval requirements by governmental entities, or ultimately prohibited. For example, CFIUS has authority to review certain direct or indirect foreign investments in U.S. companies. Among other things, CFIUS is empowered to require certain foreign investors to make mandatory filings, to charge filing fees related to such filings, and to self-initiate national security reviews of foreign direct and indirect investments in U.S. companies if the parties to that investment choose not to file voluntarily. If CFIUS determines that an investment subject to its jurisdiction threatens national security, CFIUS has the power to impose restrictions on the investment or recommend that the President prohibit it or order divestment. Whether CFIUS has jurisdiction to review an acquisition or investment transaction depends on, among other factors, the nature and structure of the transaction, the nationality of the parties, the level of beneficial ownership interest and the nature of any information or governance rights involved.

Our Chief Executive Officer, Simon Horsman, is a British citizen and one of the three managing members of the managing member of our Sponsor. Mr. Horsman does not have the ability to independently control the Sponsor because such three managing members must act by majority consent.

For so long as our Sponsor retains a material ownership interest in us, we may be deemed a “foreign person” under the regulations relating to CFIUS. As such, an initial business combination with a U.S. business or foreign business with U.S. operations that we may wish to pursue may be subject to CFIUS review. If a particular proposed initial business combination with a U.S. business falls within CFIUS’s jurisdiction, we may determine that we are required to make a mandatory filing or that we will submit to CFIUS review on a voluntary basis, or to proceed with the transaction without submitting to CFIUS and risk CFIUS intervention, before or after closing the transaction. In such circumstances, CFIUS may decide to delay or recommend that the President of the United States block our proposed initial business combination, require conditions with respect to such initial business combination or recommend that the President of the United States order us to divest all or a portion of the U.S. target business of our initial business combination that we acquired without first obtaining CFIUS approval, which may limit the attractiveness of, or delay or prevent us from pursuing, certain target companies that we believe would otherwise be beneficial to us and our shareholders. In addition, certain types of U.S. businesses may be subject to rules or regulations that limit or impose requirements with respect to foreign ownership. If CFIUS determines it has jurisdiction, CFIUS may decide to recommend a block or delay our initial business combination, or require conditions with respect to it, which may delay or prevent us from consummating a potential transaction.

The process of government review, whether by CFIUS or otherwise, could be lengthy. Because we have only a limited time to complete our initial business combination, our failure to obtain any required approvals within the requisite time period may require us to liquidate. If we are unable to consummate our initial business combination within the applicable time period required, including as a result of extended regulatory review, we will, as promptly as reasonably possible but not more than five business days thereafter, redeem the public shares for a pro rata portion of the funds held in the trust account and as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. In such event, our shareholders will miss the opportunity to benefit from an investment in a target company and the potential appreciation in value of such investment. Additionally, our warrants will become worthless.

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

Our executive officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a business combination and their other businesses. We do not intend to have any full-time employees prior to the completion of our initial business combination. If our executive officers’ and directors’ other business affairs require them to devote substantial amounts of time to such affairs in excess of their current commitment levels, it could limit their ability to devote time to our affairs which may have a negative impact on our ability to complete our initial business combination. For a complete discussion of our executive officers’ and directors’ other business affairs, please see “Directors, Executive Officers and Corporate Governance – Officers and Directors.”

Our officers and directors presently have, and any of them in the future may have additional, fiduciary or contractual obligations to other entities and, accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

Until we consummate our initial business combination, we intend to engage in the business of identifying and combining with one or more businesses. Each of our officers and directors presently has, and any of them in the future may have, additional fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present a business combination opportunity to such entity. Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. These conflicts may not be resolved in our favor and a potential target business may be presented to another entity prior to its presentation to us. Our amended and restated memorandum and articles of association provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of the Company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue, and to the extent the director or officer is permitted to refer that opportunity to us without violating another legal obligation. In addition, our Sponsor and our officers and directors may sponsor or form other special purpose acquisition companies similar to ours or may pursue other business or investment ventures during the period in which we are seeking an initial business combination. Any such companies, businesses or investments may present additional conflicts of interest in pursuing an initial business combination. In addition, our Sponsor and our officers and directors may sponsor or form other special purpose acquisition companies similar to ours or may pursue other business or investment ventures during the period in which we are seeking an initial business combination. Any such companies, businesses or investments may present additional conflicts of interest in pursuing an initial business combination. In particular, affiliates of our Sponsor are currently sponsoring another blank check company, 10X Capital Venture Acquisition Corp. II (“10X II”) and 10X Capital Venture Acquisition Corp. III (“10X III”). 10X II and 10X III may seek to complete a business combination in any location and is focusing on business combinations in the consumer internet, e-commerce, software, healthcare and financial services industries. Any such companies, businesses or investments, including 10X II and 10X III, may present additional conflicts of interest in pursuing an initial business combination. However, we do not believe that any such potential conflicts would materially affect our ability to complete our initial business combination. For a complete discussion of our executive officers’ and directors’ business affiliations and the potential conflicts of interest that you should be aware of, please see “Directors, Executive Officers and Corporate Governance – Officers and Directors” and “Directors, Executive Officers and Corporate Governance – Conflicts of Interest.”

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

In light of the involvement of our Sponsor, executive officers and directors with other entities, we may decide to acquire one or more businesses affiliated with our Sponsor, executive officers, directors or existing holders. Our directors also serve as officers and board members for other entities, including, without limitation, those described under “Directors, Executive Officers and Corporate Governance – Conflicts of Interest”. Such entities may compete with us for business combination opportunities. Our Sponsor, officers and directors are not currently aware of any specific opportunities for us to complete our initial business combination with any entities with which they are affiliated, and there have been no substantive discussions concerning a business combination with any such entity or entities. Although we will not be specifically focusing on, or targeting, any transaction with any affiliated entities, we would pursue such a transaction if we determined that such affiliated entity met our criteria for a business combination as set forth in the registration statement relating to the IPO and such transaction was approved by a majority of our independent and disinterested directors. Despite our agreement to obtain an opinion from an independent investment banking firm which is a member of FINRA or a valuation or appraisal firm regarding the fairness to our Company from a financial point of view of a business combination with one or more domestic or international businesses affiliated with our Sponsor, executive officers, directors or existing holders, potential conflicts of interest still may exist and, as a result, the terms of the business combination may not be as advantageous to our Public Shareholders as they would be absent any conflicts of interest.

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

On September 3, 2021, our Sponsor paid $25,000, or approximately $0.003 per share, to cover certain expenses on our behalf in consideration of 7,666,667 Founder Shares. In October 2021, our Sponsor transferred 10,000 Founder Shares to Keith Harris, our senior advisor following the completion of the IPO, and 20,000 Founder Shares to each of Christina Spade, Adriana Machado and Michael Brown, our director nominees, resulting in our Sponsor holding 7,596,667 Founder Shares. On November 10, 2021, we effected a share capitalization pursuant to which an additional 766,666 Founder Shares were issued to our Sponsor, resulting in an aggregate of 8,433,333 Founder Shares outstanding. Prior to the initial investment in the Company of $25,000 by our Sponsor, the Company had no assets, tangible or intangible. The purchase price of the Founder Shares was determined by dividing the amount of cash contributed to the Company by the number of Founder Shares issued. The number of Founder Shares outstanding was determined based on the expectation that the total size of the IPO would be a maximum of 25,300,000 Units if the underwriters’ over-allotment option was exercised in full, and therefore that such Founder Shares would represent 25% of the outstanding shares after the IPO (not including the Private Placement Shares). Up to 1,100,000 of the Founder Shares were subject to forfeiture depending on the extent to which the underwriters’ over-allotment is exercised. In connection with the underwriters’ full exercise of their over-allotment option on November 16, 2021, the 1,100,000 Founder Shares were no longer subject to forfeiture. The Founder Shares will be worthless if we do not complete an initial business combination. In addition, our Sponsor purchased an aggregate of 1,160,000 Private Placement Units for an aggregate purchase price of $11,600,000 that will also be worthless if we do not complete our initial business combination. The personal and financial interests of our executive officers and directors may influence their motivation in identifying and selecting a target business combination, completing an initial business combination and influencing the operation of the business following the initial business combination. This risk may become more acute as the 18-month anniversary of the closing of the IPO, or May 16, 2023, nears, which is the deadline for our completion of an initial business combination.

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

Each Unit contains one-half of one Warrants. Pursuant to the warrant agreement, no fractional Warrants will be issued upon separation of the Units, and only whole Warrants will trade. If, upon exercise of the Warrants, a holder would be entitled to receive a fractional interest in a share, we will, upon exercise, round down to the nearest whole number the number of Class A ordinary shares to be issued to the warrant holder. This is different from other offerings similar to ours whose Units include one ordinary share and one Warrant to purchase one whole Class A ordinary share. We have established the components of the Units in this way in order to reduce the dilutive effect of the Warrants upon completion of a business combination since the Warrants will be exercisable in the aggregate for one-half of the number of shares compared to Units that each contain a whole Warrants to purchase one share, thus making us, we believe, a more attractive merger partner for target businesses. Nevertheless, this Unit structure may cause our Units to be worth less than if it included a Warrants to purchase one whole Class A ordinary share.

Our warrant agreement designates the courts of the State of New York or the United States District Court for the Southern District of New York as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by holders of our Warrants, which could limit the ability of warrant holders to obtain a favorable judicial forum for disputes with our Company.

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

Notwithstanding the foregoing, these provisions of the warrant agreement will not apply to suits brought to enforce any liability or duty created by the Exchange Act or any other claim for which the federal district courts of the United States of America are the sole and exclusive forum. Any person or entity purchasing or otherwise acquiring any interest in any of our Warrants shall be deemed to have notice of and to have consented to the forum provisions in our warrant agreement. If any action, the subject matter of which is within the scope the forum provisions of the warrant agreement, is filed in a court other than a court of the State of New York or the United States District Court for the Southern District of New York (a “foreign action”) in the name of any holder of our Warrants, such holder shall be deemed to have consented to: (x) the personal jurisdiction of the state and federal courts located in the State of New York in connection with any action brought in any such court to enforce the forum provisions (an “enforcement action”) and (y) having service of process made upon such warrant holder in any such enforcement action by service upon such warrant holder’s counsel in the foreign action as agent for such warrant holders.

This choice-of-forum provision may limit a warrant holder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with our Company, which may discourage such lawsuits. Alternatively, if a court were to find this provision of our warrant agreement inapplicable or unenforceable with respect to one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could materially and adversely affect our business, financial condition and results of operations and result in a diversion of the time and resources of our management and board of directors.

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

We may reincorporate in another jurisdiction in connection with our initial business combination and such reincorporation may result in taxes imposed on shareholders or warrant holders.

We may, in connection with our initial business combination or otherwise and subject to requisite shareholder approval by special resolution under the Companies Act (with respect to which only holders of Founder Shares will have the right to vote), reincorporate in the jurisdiction in which the target company or business is located or in another jurisdiction. The transaction may require a shareholder or warrant holder to recognize taxable income in the jurisdiction in which the shareholder or warrant holder is a tax resident or in which its members are resident if it is a tax transparent entity. We do not intend to make any cash distributions to shareholders or warrant holders to pay such taxes. Shareholders or warrant holders may be subject to withholding taxes or other taxes with respect to their ownership of us after the reincorporation.

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

None.

Item 4. Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Shareholders’ equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our Units, Public Shares and Warrants are traded on Nasdaq under the symbols “LGVCU,” “LGVC” and “LGVCW,” respectively.

Holders

As of December 31, 2022, there was one holder of record of our Units, one holder of record of our Class A ordinary shares and two holders of record of our Warrants.

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

Item 6.

[Reserved.]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References to the “Company,” “LAMF Global Ventures Corp. I,” “our,” “us” or “we” refer to LAMF Global Ventures Corp. I. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward- looking statements that involve risks and uncertainties.

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

Results of Operations

We have neither engaged in any operations (other than searching for an initial business combination after the IPO) nor generated any revenues to date. Our only activities from inception through December 31, 2022 were organizational activities, those necessary to prepare for the IPO, described below and subsequent to the IPO, the search for a business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination. We expect to generate non-operating income in the form of interest income on marketable securities held after the IPO. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the year ended December 31, 2022, we had a net income of $2,250,543, which consisted of interest and dividend income on investments held, offset by administrative, professional, and printing costs.

For the period from July 20, 2021 (inception) through December 31, 2021, we had a net loss of $212,235, which consisted of interest income of $15 offset by formation costs of $25,000 and other expenses of $187,250.

Going Concern

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) Topic 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” we have determined that we do not currently have adequate liquidity to sustain operations, which consist solely of pursuing an initial business combination. While we expect to have sufficient access to additional sources of capital if necessary, there is no current commitment on the part of any financing source to provide additional capital and no assurances can be provided that such additional capital will ultimately be available. Additionally, we have determined that if the Company is unable to complete a business combination by May 16, 2023 (if we fully extend the term we have to complete our initial business combination), then the Company will cease all operations except for the purpose of liquidating. The liquidity condition and date for mandatory liquidation and subsequent redemption of shares raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after May 16, 2023 (if we fully extend the term we have to complete our initial business combination). We intend to complete a business combination before the mandatory liquidation date.

Liquidity and Capital Resources

As of December 31, 2022, we had cash of $268,199 and working capital deficit of $413,229.

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

The proceeds of $258,060,000 ($10.20 per Unit) from the sale of the Units in the IPO and the sale of the Private Placement Units are held in the Trust Account, which includes the deferred underwriting commissions of $9,915,000, are held in the Trust Account and are invested or bear interest since February 3, 2022. Previously, the proceeds were held in cash. The proceeds are invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. At December 31, 2022, $268,199 are not held in the Trust Account.

We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (excluding deferred underwriting commissions) to complete our business combination. We may withdraw interest to pay taxes. To the extent that our equity or debt is used, in whole or in part, as consideration to complete our business combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete an initial business combination.

In order to fund working capital deficiencies or finance transaction costs in connection with an initial business combination, the Sponsor or an affiliate of the Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete, we would repay such loaned amounts. In the event that a business combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts, but no proceeds from our Trust Account would be used for such repayment. Up to $1,200,000 of such loans may be convertible into Private Placement Units of the post business combination entity at a price of $10.00 per Private Placement Unit at the option of the lender. Such Units would be identical to the Private Placement Units. Except as set forth above, the terms of such loans, if any, have not been determined and no written agreements exist with respect to such loans. Prior to the completion of our initial business combination, we do not expect to seek loans from parties other than our Sponsor or an affiliate of our Sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our Trust Account.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of December 31, 2022.

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

Critical Accounting Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. The Company did not identify any critical accounting estimates.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

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

Item 8. Financial Statements and Supplementary Data.
LAMF GLOBAL VENTURES CORP. I

Page
Report of WithumSmith+Brown, PC, Independent Registered Public Accounting Firm (Auditor Firm ID: 100)	F-1
Financial Statements:
Balance Sheets as of December 31, 2022 and 2021	F-2
Statements of Operations for the year ended December 31, 2022 and for the period from July 20, 2021 (inception) through December 31, 2021	F-3
Statements of Changes in Shareholders’ Deficit for the year ended December 31, 2022 and for the period from July 20, 2021 (inception)through December 31, 2021	F-4
Statements of Cash Flows for the year ended December 31, 2022 and for the period from July 20, 2021 (inception) through December 31, 2021	F-5
Notes to Financial Statements	F-6

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of
LAMF Global Ventures Corp. I
Opinion on the Financial Statements
We have audited the accompanying balance sheets of LAMF Global Ventures Corp. I (the “Company”) as of December 31, 2022 and 2021, the related statements of operations, changes in shareholders’ deficit and cash flows for the year ended December 31, 2022 and the period from July 20, 2021 (inception) through December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the year ended December 31, 2022 and the period from July 20, 2021 (inception) through December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.
Going Concern
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, if the Company is unable to raise additional funds to alleviate liquidity needs and complete a business combination by May 16, 2023 then the Company will cease all operations except for the purpose of liquidating. The liquidity condition and date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/ WithumSmith+Brown, PC
We have served as the Company’s auditor since 2021.
New York, New York
March 31, 2023
PCAOB ID Number 100

LAMF GLOBAL VENTURES CORP. I
BALANCE SHEETS
ASSETS

	December 31, 2022	December 31, 2021
CURRENT ASSETS
Cash	$268,199	$881,842
Prepaid expenses	213,411	487,573

Total current assets	481,610	1,369,415
OTHER ASSETS
Cash and Investments in Trust Account	262,000,174	258,060,000
Reimbursements receivable	2,974,500	2,974,500

Total other assets	264,974,674	261,034,500

Total assets	$265,456,284	$262,403,915

LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION, AND SHAREHOLDERS’ DEFICIT
LIABILITIES
CURRENT LIABILITIES
Due to Sponsor	$88,196	$75,198
Accrued expenses	806,643	17,815

Total current liabilities	894,839	93,013

LONG-TERM LIABILITIES
Deferred underwriting fee payable	9,915,000	9,915,000
Deferred advisory fees payable	2,974,500	2,974,500

Total long-term liabilities	12,889,500	12,889,500

Total liabilities	13,784,339	12,982,513

COMMITMENTS AND CONTINGENCIES
Class A Ordinary Shares subject to possible redemption, 25,300,000 shares at redemption value of $10.35 and $10.20 per share, as of December 31, 2022 and 2021, respectively	261,900,213	258,060,000
SHAREHOLDERS’ DEFICIT
Preference Shares; $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A Ordinary Shares; $0.0001 par value; 500,000,000 shares authorized; 1,106,000 issued and outstanding (excluding 25,300,000 shares subject to possible redemption)	110	110
Class B Ordinary Shares; $0.0001 par value; 50,000,000 shares authorized; 8,433,333 issued and outstanding	843	843
Additional paid-in capital	—	—
Accumulated deficit	(10,229,221)	(8,639,551)

Total Shareholders’ Deficit	(10,228,268)	(8,638,598)

Total Liabilities, Class A Ordinary Shares subject to possible redemption and Shareholders’ Deficit	$265,456,284	$262,403,915

The accompanying notes are an integral part of these financial statements.

LAMF GLOBAL VENTURES CORP. I
STATEMENTS OF OPERATIONS

	For the year ended December 31, 2022	For the period from July 20, 2021 (inception) through December 31, 2021
OPERATING COSTS
General and administrative	$1,689,655	$—
Formation cost	—	212,250

Loss from operations	(1.689,655)	(212,250)
OTHER INCOME
Interest income	$3,187,612	$15
Dividend income	752,586	—

Total other income	3,940,198	15

Net Income (loss)	$2,250,543	$(212,235)

Weighted-average shares outstanding of Class A ordinary shares	26,406,000	7,245,549
Basic and diluted net income (loss) per Class A ordinary shares	$0.06	$(0.01)
Weighted-average shares outstanding of Class B ordinary shares	8,433,333	6,119,309
Basic and diluted net income (loss) per Class B ordinary shares	$0.06	$(0.01)
The accompanying notes are an integral part of these financial statements.

LAMF GLOBAL VENTURES CORP. I
STATEMENTS OF
CHANGES IN SHAREHOLDERS’ DEFICIT

	Class A		Class B
	Ordinary Shares		Ordinary Shares		Additional Paid-In Capital	Accumulated Deficit	Total Shareholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance as of July 20, 2021 (inception)	—	$—	—	$—	$—	$—	$—
Class B ordinary shares issued to Sponsor	—	—	8,433,333	843	24,157	—	25,000
Consideration received for purchase of Private Placement Units by Sponsor	1,106,000	110	—	—	11,059,890	—	11,060,000
Proceeds allocated to Public Warrants	—	—	—	—	14,294,500	—	14,294,500
Accretion of Class A Ordinary Shares Subject to redemption	—	—	—	—	(25,378,547)	(8,427,316)	(33,805,863)
Net loss	—	—	—	—	—	(212,235)	(212,235)

Balance as of December 31, 2021	1,106,000	$110	8,433,333	$843	—	$(8,639,551)	$(8,638,598)

Net Income	—	—	—	—	—	2,250,543	2,250,543
Accretion of Class A Ordinary Shares Subject to redemption	—	—	—	—	—	(3,840,213)	(3,840,213)

Balance as of December 31, 2022	1,106,000	$110	8,433,333	$843	$—	$(10,229,221)	$(10,228,268)

The accompanying notes are an integral part of these financial statements.

LAMF GLOBAL VENTURES CORP. I
STATEMENTS OF CASH FLOWS

Cash Flows from Operating Activities	For the year ended December 31, 2022	For the period from July 20, 2021 (inception) through December 31, 2021
Net income (loss)	$2,250,543	$(212,235)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Interest and dividends earned on investments held in the Trust Account	(3,940,174)	—
Formation costs paid by Sponsor	—	25,000
Operating costs paid by Sponsor	—	75,198
Changes in operating assets and liabilities:
Prepaid expenses	274,162	(487,573)
Accrued expenses	788,828	17,815
Due to Sponsor	12,998	—

Net cash used in operating activities	(613,643)	(581,795)

Net cash provided by Investing activities
Investment of cash into Trust Account	—	(258,060,000)
Net cash provided by financing activities	0	258,060,000
Cash Flows from Financing Activities
Proceeds from Initial Public Offering, net of underwriters’ fees	—	249,000,000
Proceeds from private placement	—	11,060,000
Reimbursement of offering costs	—	1,175,000
Payments of offering costs	—	(1,711,363)

Net cash provided by financing activities	—	259,523,637

Net change in cash	$(613,643)	$881,842
Cash—Beginning of period	881,842	—

Cash—End of period	$268,199	$881,842

Supplemental disclosure of non-cash financing activities:
Deferred offering costs funded from reimbursement from underwriter	$—	$25,000

Offering costs paid by the Sponsor in exchange for Class B ordinary shares	$—	$25,000

The accompanying notes are an integral part of these financial statements.

LAMF GLOBAL VENTURES CORP. I
NOTES TO AUDITED FINANCIAL STATEMENTS
DECEMBER 31, 2022
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
As of December 31, 2022, the Company had not yet commenced any operations. All activity for the period from July 20, 2021 (inception) through December 31, 2022 relate to the Company’s formation and the Initial Public Offering (“IPO”), and subsequent to the IPO, the search for a prospective target business. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on cash from the proceeds derived from the IPO.
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
Trust Account
Following the closing of the IPO on November 16, 2021, $258,060,000 ($10.20 per Unit) from the net proceeds of the sale of the Units in the IPO and the sale of the Private Placement Units was placed in a Trust Account. As of December 31, 2022 and December 31, 2021, the funds held in the Trust Account were held in cash and United States Treasury securities.
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
If the Company is unable to complete a business combination by May 16, 2023 (the “Combination Period”) the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten
business day’s thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (which interest shall be net of taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish the Public Shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and the Company’s board of directors, liquidate and dissolve, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.
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
The Company has until the end of the Combination Period to complete the initial Business Combination. If the Company is unable to complete the initial Business Combination within the Combination Period, the Company will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than 10 business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (which interest shall be net of taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and the board of directors, liquidate and dissolve, subject, in each case, to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.
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
Liquidity and Going Concern
As of December 31, 2022, the Company had cash outside the Trust Account of $268,199 and working capital deficit of $413,033. All remaining cash held in the Trust Account is generally unavailable for the Company’s use, prior to an initial business combination, and is restricted for use either in a Business Combination or to redeem ordinary shares. As of December 31, 2022, none of the amount in the Trust Account was available to be withdrawn as described above.
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
The Company anticipates that the $268,199 outside of the Trust Account as of December 31, 2022 will be sufficient to allow the Company to operate until May 16, 2023, assuming that a Business Combination is not consummated during that time. Until the consummation of its Business Combination, the Company will be using the funds not held in the Trust Account, and any additional Working Capital Loans from the Initial Shareholders, the Company’s officers and directors, or their respective affiliates, for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the Business Combination.
The Company’s operations following the closing of the Initial Public Offering have been funded by the portion of the proceeds from the sale of Private Placement Units not held in the Trust Account. The Company may raise additional capital through loans or additional investments from the Sponsor or the Sponsor’s members. The Sponsor is not obligated to loan the Company additional funds or make additional investments but may do so from time to time to meet the Company’s working capital needs. Management has determined that if the Company is unable to complete a business combination during the Combination Period (as defined in Note 1), then the Company will cease all operations except for the purpose of liquidating. In connection with the Company’s assessment of going concern considerations in accordance with ASC 205-40 “Going Concern,” as of December 31, 2022, management has determined the date for mandatory liquidation and subsequent redemption of shares raises substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the date of the issuance of these financial statements. The Company intends to complete its initial business combination before the mandatory liquidation date; however, there can be no assurance that the Company will be able to consummate any business combination by May 16, 2023. These audited financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as going concern.

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

Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.
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
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2022 and December 31, 2021.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000, and investments held in Trust Account. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s financial condition, results of operations and cash flows.
Cash and Investments Held in Trust Account
As of December 31, 2022, there were $262,000,174 of assets held in the Trust Account, of which $1,584 were held in cash and $261,998,590 were held in U.S. Treasury Bills. As of December 31, 2021, the proceeds held in the Trust Account were held in cash. The Company subsequently invested the proceeds on February 3,

2022. Securities held in Trust Account may consist of United States Treasury securities. The Company classifies its United States Treasury securities, if any, as trading in accordance with Financial Accounting Standards Board (“FASB”) ASC Topic 320 “Investments-Debt and Equity Securities.” Trading securities are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities are included in interest income in the accompanying statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.
Fair Value of Financial Instruments
The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. At December 31, 202
2
, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Ordinary Shares Subject to Possible Redemption
All of the 25,300,000 Public Shares contain a redemption feature which allows for their redemption in connection with the Company’s liquidation if there is a shareholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s amended and restated memorandum and articles of association. In accordance with the SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within the control of the Company require ordinary shares subject to redemption to be classified outside of permanent equity. Therefore, all Public Shares have been classified outside of permanent equity.
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
The Class A ordinary shares reflected on the balance sheet are reconciled in the following table:

Gross proceeds from IPO	$253,000,000
Less:
Proceeds allocated to Public Warrants	14,294,500
Class A ordinary shares issuance costs	14,451,363
Plus:
Accretion of carrying value to redemption value for the period from July 20, 2021 (inception) to December 31, 2021	33,805,863
Class A ordinary shares subject to possible redemption at December 31, 2021	$258,060,000
Plus:
Accretion of carrying value to redemption value for the year ended December 31, 2022	3,840,213
Class A ordinary shares subject to possible redemption at December 31, 2022	$261,900,213

Net Income (Loss) Per Ordinary Share
The Company complies with accounting and disclosure requirements of FASB ASC 260, “Earnings Per Share”. The statements of operations include a presentation of income (loss) per Class A ordinary share and income (loss) per Class B ordinary share. In order to determine the net income (loss) attributable to both the Class A ordinary shares and the Class B ordinary shares, the Company first considered the total income (loss) allocable to both sets of shares. This is calculated using the total net income (loss) less any dividends paid. For purposes of calculating net income (loss) per share, any remeasurement of the accretion to redemption value of the ordinary shares subject to possible redemption was excluded as redemption value approximates fair value.

	Year Ended December 31, 2022		For the period from July 20, 2021 (inception) through December 31, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net loss per ordinary share
Numerator:
Allocation of net income (loss) including carrying value to redemption, as adjusted	$1,705,769	$544,774	$(115,060)	$(97,175)

Allocation of net income (loss)	2,635,344	544,774	(115,060)	(97,175)
Denominator:
Basic and diluted weighted-average shares outstanding	26,406,000	8,433,333	7,245,549	6,119,309
Basic and diluted net income (loss) per ordinary share	$0.06	$0.06	$(0.01)	$(0.01)
Offering Costs Associated with the Initial Public Offering
Deferred offering costs consist of professional fees incurred through the balance sheet date that are directly related to the IPO. Offering costs amounting to $15,651,363 were charged to temporary shareholders’ equity upon the completion of the IPO.
Income Taxes
ASC Topic 740, “Income Taxes,” prescribes a recognition threshold and a measurement attribute for the audited financial statements recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of December 31, 2022 and December 31, 2021, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
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
Recent Accounting Pronouncements
The Company’s management does not believe that any recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force) and the SEC if currently adopted, would have a material impact on the Company’s audited financial statements.
NOTE 3 – INITIAL PUBLIC OFFERING
Pursuant to the IPO, the Company sold 25,300,000 Units (including 3,300,000 Units as part of the underwriters’ full exercise of the over-allotment option) at a price of $10.00 per Unit. Each Unit consists of one Class A ordinary share and one-half of one redeemable warrant (each whole warrant, a “Public Warrant” and, together with the Private Placement Warrants (as defined in Note 4), the “Warrants”). Each Public Warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment (see Note 7). The Warrants will become exercisable 30 days after the completion of the Company’s initial business combination, which may be within one year of the IPO, and will expire five years after the completion of the initial Business Combination or earlier upon redemption or liquidation.

NOTE 4 – PRIVATE PLACEMENT
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
NOTE 5 – RELATED PARTY TRANSACTIONS
Founder Shares
On September 3, 2021, the Sponsor paid $25,000, or approximately $0.003 per share, to cover formation costs in exchange for an aggregate of 7,666,667 Class B ordinary shares, par value $0.0001 per share (the “Founder Shares”). On November 10, 2021, the Company effected a share capitalization pursuant to which an additional 766,666 Founder Shares were issued to the Sponsor. All shares and associated amounts have been retroactively restated to reflect the share capitalization, resulting in an aggregate of 8,433,333 Founder Shares outstanding as of December 31, 2022 and December 31, 2021.
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
Related Party Loans
In order to finance transaction costs in connection with an intended initial business combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes the initial business combination, the Company would repay the Working Capital Loans. In the event that the initial business combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,200,000 of the Working Capital Loans may be convertible into units of the post business combination entity at a price of $10.00 per unit at the option of the lender. The units would be identical to the Private Placement Units. At December 31, 2022 and December 31, 2021, no such Working Capital Loans were outstanding.
Due to Affiliate
An affiliate of the Company advanced $88,196
 for the cost of certain regulatory fees incurred by the Company. The Company will reimburse this amount to the affiliate in 2023. At December 31, 2022 and December 31, 2021, balance due to affiliate totaled $
88,196 and $75,198, respectively.
Administrative Services Agreement
On November 10, 2021, the Company entered into an agreement to pay the Sponsor (and/or its affiliates or designees) an aggregate of $20,000 per month for office space and, secretarial, and administrative services. For the year ended December 31, 2022 and for the period from July 20, 2021 (inception) to December 31, 2021, the Company incurred $240,000 and $40,000, respectively, of administrative services under the arrangement. For the year ended December 31, 2022 and 2021, amounts due to the Sponsor were $0 and $40,000, respectively. Upon the earlier of the Company’s consummation of a business combination or its liquidation, the Company will cease paying these monthly fees.
NOTE 6 – COMMITMENTS AND CONTINGENCIES
Risks and Uncertainties
Management is continuing to evaluate the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations close of the IPO and/or search for a target company, the specific impact is not readily determinable as of the date of issuance of these audited financial statements. The audited financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In February 2022, Russia commenced a military action against the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against Russia. The invasion of Ukraine may result in market volatility that could adversely affect our stock price and our search for a target company. Further, the impact of this action and related sanctions on the world economy are not determinable as of the date of these financial statements and the specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these financial statements.
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
Underwriter’s Agreement
The Company granted the underwriters a 45-day option from the date of the IPO to purchase up to an additional 3,300,000 Units to cover over- allotments, if any, at the IPO price less underwriting discounts. On November 16, 2021, the underwriters elected to fully exercise the over-allotment option and purchased 3,300,000 Units.
The underwriters received a cash underwriting discount of two percent (2%) of the gross proceeds of 20,000,000 of the Units sold in the IPO or $4,000,000. The underwriters are entitled to deferred underwriting discounts of 2% of the gross proceeds of 2,000,000 Units, 3.5% of the gross proceeds of 22,000,000 Units, and 5.5% of the gross proceeds of all Units sold in the IPO ($9,915,000 in the aggregate) held in the Trust Account upon the completion of the initial business combination, subject to the terms of the underwriting agreement.
Advisors’ Agreement
The Company entered into a consulting and advisory agreement. The agreement provides for a fee of 0.6% of the IPO proceeds, of which $1,200,000 was paid at the closing of the IPO with the remainder deferred until the consummation of the Company’s initial business combination. Such amount was included in as part of the offering costs for the IPO. The underwriter agreed to reimburse the Company for this cost; a total of $1,175,000 was received from the underwriter at the time of closing of the IPO, and an additional $25,000 was paid by the underwriter to cover legal fees that were part of the offering costs. An additional fee of 1.05% of the IPO proceeds is to be paid upon consummation of the Company’s initial business combination. All fees under this agreement are subject to reimbursement to the Company from the underwriters. Accordingly, a reimbursement receivable and deferred advisory fees payable of $2,974,500 have been reflected in the accompanying balance sheets.
NOTE 7 – SHAREHOLDERS’ DEFICIT
Preference Shares
- The Company is authorized to issue a total of 1,000,000 preference shares at par value of $0.0001 each. At December 31, 2022 and December 31, 2021, there were no preference shares issued or outstanding.
Class A Ordinary Shares -
The Company is authorized to issue a total of 500,000,000 Class A ordinary shares at par value of $0.0001 each. At December 31, 2022 and December 31, 2021, there were 1,106,000
 Class A ordinary shares issued or outstanding, excluding 25,300,000 shares subject to possible redemption.
Class B Ordinary Shares
-
The Company is authorized to issue a total of 50,000,000 Class B ordinary shares at par value of $0.0001 each. As of December 31, 2022 and December 31, 2021, there were 8,433,333 Class B ordinary shares issued and outstanding. Due to the full exercise of the over-allotment by the underwriters on November 16, 2021, no shares are subject to forfeiture (see Note 5).
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
Warrants
-
Each whole Warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment. If (x) the Company issues additional Class A ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of the initial business combination at an issue price or effective issue price of less than $9.20 per Class A ordinary share (with such issue price or effective issue price to be determined in good faith by the board of directors and, in the case of any such issuance to the Initial Shareholders or their affiliates, without taking into account any Founder Shares or Private Placement Shares held by the Initial Shareholders or such affiliates, as applicable, prior to such issuance), (the “Newly Issued Price”) (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the initial business combination on the date of the consummation of the initial business combination (net of redemptions), and (z) the volume weighted-average trading price of the Class A ordinary shares during the 20-trading-day period starting on the trading day after the day on which the Company consummates the initial business combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the Warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger price described below will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price.
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
Once the Warrants become exercisable, the Company may redeem the outstanding Warrants for cash:

•	in whole and not in part;

•	at a price of $0.01 per Warrant;

•	upon a minimum of 30 day’s prior written notice of redemption (the “30-day redemption period”); and
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
The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at December 31, 2022 and December 31, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	December 31, 2022	Level	December 31, 2021
Investments held in Trust Account – United States Treasury securities	1	$261,998,590	—	—
At December 31, 2022, assets held in the Trust Account were comprised of $261,998,590 in United States Treasury securities and $1,584 in cash. At December 31, 2021, the Trust Account comprised of $258,060,000 in cash. During the year ended December 31, 2022 and for the period from July 20, 2021 (inception) through December 31, 2021, the Company did not withdraw any interest income from the Trust Account.
NOTE 9 – SUBSEQUENT EVENTS
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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our principal executive officer and principal financial and accounting officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2022, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of December 31, 2022, our disclosure controls and procedures were effective.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined under Exchange Act Rules 13a-15(f) and 14d-14(f). Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

All internal control systems, no matter how well designed, have inherent limitations and may not prevent or detect misstatements. Therefore, even those systems determined to be effective can only provide reasonable assurance with respect to financial reporting reliability and financial statement preparation and presentation. In addition, projections of any evaluation of effectiveness to future periods are subject to risk that controls become inadequate because of changes in conditions and that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022. In making the assessment, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) in Internal Control-Integrated Framework. Based on its assessment, management concluded that, as of December 31, 2022, our Company’s internal control over financial reporting was effective.

This Annual report on Form 10-K does not include an attestation report of our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

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

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Officers and Directors

Our officers and directors are as follows:

Name	Age	Position
Jeffrey Soros	62	Chairman
Simon Horsman	55	Director and Chief Executive Officer
Morgan Earnest	34	Chief Financial Officer
Mike Brown	53	Director
Adriana Machado	54	Director
Christina Spade	54	Director

Jeffrey Soros, 62, has been our Chairman since September 2021. Mr. Soros co-founded LAMF in 2014 and has served as its Co-CEO from 2014 to the present. In addition to investing through LAMF, Mr. Soros has a long track record of investing, through his family office, from 1990 to the present, and in a personal capacity, into both private and public companies in a variety of sectors, including technology, e-commerce, financial services, real estate, consumer products, healthcare / life sciences, hospitality and art. Examples of these investments include Palantir Technologies Inc. (NYSE: PLTR), ContextLogic, Inc. (Nasdaq: WISH), Field Trip Health Ltd (Nasdaq: FTRPF), Aspiration Partners Inc., eSalon, Verge Analytics, Inc. (d/b/a Verge Genomics), Zywave, Inc., Kele, Inc. and Drake Holdings (DPS Skis) Inc. (d/b/a DPS Skis). Mr. Soros has been the Co-Chair of InventTV since 2016 and has been a Partner in LAMF Sports Management since 2023. Prior to LAMF, he founded and served as CEO of Considered Entertainment from 2009 to 2014. He is President Emeritus of the Museum of Contemporary Art in Los Angeles and a former President of its Board of Trustees from 2008 to 2014. Additionally, he is a founding board member of the Creative Capital Foundation (1999), former chair, and currently board emeritus as well as a founding board member of Almanack Screenwriters (2002) and served as its chair since 2019. Mr. Soros currently serves as President of the Paul & Daisy Soros Fellowship for New Americans a position he has held since 2002, which provides grants to cover graduate education of 30 new Americans annually (immigrants and children of immigrants) who are poised to make significant contributions to U.S. society, culture or their academic field. Over 20 years, the Fellowship has built a community of over 625 immigrants and children of immigrants. Mr. Soros holds a Bachelor of Arts degree from Vassar College. We believe Mr. Soros is qualified to serve on our board of directors because of his experience in investing in various sectors and his long track record of executive leadership.

Simon Horsman, 55, has been our Director and Chief Executive Officer since September 2021. Mr. Horsman is the co-founder and Co-CEO of LAMF since 2014 and is primarily responsible for overseeing the financial and business approach for the various businesses, which has included the financing and production of multiple entertainment projects. Qualified as a lawyer in both California (active) and the United Kingdom (non-active), Mr. Horsman started his legal career in 1990 at the U.K.’s preeminent corporate law firm, Slaughter and May, and then as a partner from 1998 to 2003 in a leading boutique law firm in Los Angeles, Neff Law Group, specializing in the technology and e-commerce sectors. His clients at the time included many of the world’s largest software companies. In 2003, Horsman joined his client, PriceGrabber.com, a leading e-commerce platform, as its Vice President and General Counsel, and was integrally involved in arranging the company’s sale in 2005; with only $1.5 million of investment, the company sold to Experian for $485 million. Mr. Horsman has been the Co-Chair of InventTV since 2016 and has been a Partner in LAMF Sports Management since 2023. From 2006 through 2009, Mr. Horsman was CEO of Future Films (U.S.), at the time part of one of the largest independent entertainment financing groups.

Morgan Earnest, 34, has been our Chief Financial Officer since September 2021. Since 2018, Mr. Earnest has served as the Chief Operating Officer of LAMF, and InventTV as well as Senior Investment Advisor to Jeffrey Soros’ family office for alternative and private investments across a range of industries, including technology, e-commerce, financial services, real estate, consumer, healthcare and life sciences. Since 2023, Mr. Earnest has served as the Chief Operating Officer of LAMF Sports Management. Mr. Earnest has over 10 years of investment, corporate development and mergers & acquisitions experience. In January 2022, Mr. Earnest was engaged as the Media & Finance Consultant on The Morning Show for Apple TV+ and Media Res. Prior to LAMF, Mr. Earnest was an executive from 2016 to 2018 for four-time Oscar-nominated writer / director / producer Michael Mann at his production company, Forward Pass, Inc. Mr. Earnest started his career with J.P. Morgan Investment Management where he was an analyst from 2010 to 2011 and holds a Bachelor of Science in Management (BSM) in Finance from Tulane University.

Mike Brown, 53, has served our board of directors since September 2021. Mr. Brown is an American basketball coach and 4x NBA champion who is the head coach for the Sacramento Kings and the head coach of the Nigerian National Basketball Team that qualified for the 2020 Olympics. He previously served as the associate head coach of the Golden State Warriors from 2016 to 2022 and as the head coach of the Cleveland Cavaliers from 2005 to 2010. After a 2009 season where the Cavaliers went 66-16, he won NBA Coach of the Year. In his second season in 2007, the Cavaliers made it to the NBA Finals for the first time in franchise history. Mr. Brown had a second stint as head coach of the Cavaliers from 2013 to 2014. Mr. Brown has coached for the Los Angeles Lakers from 2011 to 2012. Mr. Brown has also been an assistant coach for the Washington Wizards from 1997 to 1999, the San Antonio Spurs from 2000 to 2003 and the Indiana Pacers from 2003 to 2005, and played collegiately at Mesa Community College and the University of San Diego from 1988 to 1992, where he also earned a Bachelor of Business Administration degree. We believe Mr. Brown is qualified to serve on our board because of his proven track record of success and leadership and unique perspective and network when it comes to businesses in the sports and entertainment industries.

Adriana Machado, 54, has served on our board of directors since September 2021. Ms. Machado is a celebrated women business leader in Latin America and an outspoken advocate in the impact economy space. She served as the President and CEO of GE Brazil from December 2011 to August 2013 and as the Vice President of Government Affairs & Policy for Latin America from August 2013 to July 2015. She founded the Briyah Institute, a Benefit Corporation (B Corp) that bridges innovation, practice and purpose to inspire leaders to transform organizations co-creating an impact economy in April 2018. Ms. Machado serves on the advisory board of Securitas Bio since January 2021 and has been a supporter of the Brain Health Project, an initiative aimed at preventing Alzheimer’s Disease by promoting brain health and slowing cognitive decline. She also serves as a strategic partner to the WOMB Group since 2020 by connecting purpose-driven companies with transformational leaders, geared towards delivering positive impact to all stakeholders. Adriana has a B.A. in Political Science from Universidade de Brasilia (UnB). We believe Ms. Macahdo is qualified to serve on our board of directors because of her executive experience and familiarity with the LATAM market.

Christina Spade, 54, has served on our board of directors since September 2021. Ms. Spade has spent her career in media and entertainment. She previously served as Chief Financial Officer for ViacomCBS from 2019 to 2020 and at CBS Corporation from 2018 to 2019 prior to its merger with Viacom Inc. Prior to this, Ms. Spade was at SNI for 21 years where she served in various roles, including Chief Financial Officer from 2012 to 2018, and was instrumental in the successful scaling of the Showtime OTT platform. Additionally, she served as Senior Vice President, Affiliate Finance and Business Operations from 2000 to 2012. She also worked for PricewaterhouseCoopers from 1991 to 1997 in various roles. Ms. Spade is currently a member of the board of directors for the T. Howard Foundation a position held since 2015 and has been a New York City Chapter Board member of Financial Executives International since 2016. She also founded in 2010, and is president of ATR Children’s Foundation, which is a non-profit organization established to help children in need. Ms. Spade was selected as a 2017 WICT Wonder Woman and served as an executive mentor in WICT’s mentorship program. We believe Ms. Spade is qualified to serve on our board of directors because of her extensive experience in the finance and the entertainment industry.

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

Compensation Committee Report

The compensation committee of the board of directors has reviewed and discussed the Compensation Discussion and Analysis section below and, based on such review and discussion, has recommended to our board of directors that such section be included in this Report.

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

Compensation Committee Interlocks and Insider Participation.

None of our executive officers currently serves, and in the past year has not served, as a member of the compensation committee of any entity that has one or more executive officers serving on our board of directors.

Code of Ethics

We have adopted a code of ethics applicable to our directors, officers and employees (“Code of Ethics”). We have filed a copy of our form Code of Ethics and our audit committee and compensation committee charters as exhibits to the IPO registration statement. You will be able to review these documents by accessing our public filings at the SEC’s web site at www.sec.gov. In addition, a copy of the Code of Ethics will be provided without charge upon request from us. We intend to disclose any amendments to or waivers of certain provisions of our Code of Ethics in a Current Report on Form 8-K.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our officers, directors and persons who own more than ten percent of a registered class of our equity securities to file reports of ownership and changes in ownership with the SEC. Officers, directors and ten percent shareholders are required by regulation to furnish us with copies of all Section 16(a) forms they file. Based solely on review of the copies of such forms furnished to us, or written representations that no Forms 5 were required, we believe that, during the fiscal year ended December 31, 2022, all Section 16(a) filing requirements applicable to our officers and directors were complied with.

Conflicts of Interest

Under Cayman Islands law, directors and officers owe the following fiduciary duties:

(i)	duty to act in good faith in what the director or officer believes to be in the best interests of the Company as a whole;

(ii)	duty to exercise powers for the purposes for which those powers were conferred and not for a collateral purpose;

(iii)	directors should not improperly fetter the exercise of future discretion;

(iv)	duty to exercise powers fairly as between different sections of shareholders;

(v)	duty not to put themselves in a position in which there is a conflict between their duty to the Company and their personal interests; and

(vi)	duty to exercise independent judgment.

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

Below is a table summarizing the entities to which our executive officers and directors currently have fiduciary duties or contractual obligations:

Individual	Entity	Entity’s Business	Affiliation
Jeffrey Soros	LAMF	Media and Entertainment	Co-founder and Co-CEO

	JPS Capital LLC	Investment	Investor
	Beyond Athlete Management	Sports	Partner Co-Chair

	InventTV	Media and Entertainment	Board member

	Almanack Screenwriters	Media and Entertainment

	Paul & Daisy Soros Fellowship for	Non-profit	President

New Americans
Simon Horsman	LAMF	Media and Entertainment	Co-founder and Co-CEO

	Beyond Athlete Management	Sports	Partner

	InventTV	Media and Entertainment	Co-Chair

Morgan Earnest	LAMF	Media and Entertainment	Chief Operating Officer

	JPS Capital LLC	Investment	Senior Advisor

Mike Brown	Golden State Warriors	Sports	Associate Head Coach

	Nigerian National Basketball Team	Sports	Head Coach

Adriana Machado	Briyah Institute	Benefit Corporation	Founder

	WOMB Group	Hiring/Recruitment	Strategic partner

	DBA Securitas Biosciences	Biotechnology	Advisory Board member

Uruguay

	Serving the Americas Foundation	Non-profit	Board member

Christina Spade	AMC Networks	Television/Entertainment	Chief Financial Officer and Chief Operating Officer

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

Item 11. Executive Compensation.

Compensation Discussion and Analysis

None of our executive officers or directors have received any cash compensation for services rendered to us. Commencing on the date that our securities are first listed on Nasdaq through the earlier of consummation of our initial business combination and our liquidation, we pay our Sponsor (and/or its affiliates or designees) an aggregate of $20,000 per month for office space, secretarial and administrative services provided to members of our management team. In addition, our Sponsor, executive officers and directors, or any of their respective affiliates will be reimbursed for any out-of- pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made to our Sponsor, executive officers or directors, or our or their affiliates. Any such payments prior to an initial business combination will be made from funds held outside the Trust Account. Other than quarterly audit committee review of such reimbursements, we do not expect to have any additional controls in place governing our reimbursement payments to our directors and executive officers for their out-of-pocket expenses incurred in connection with our activities on our behalf in connection with identifying and consummating an initial business combination. Other than these payments and reimbursements, no compensation of any kind, including finder’s and consulting fees, will be paid by us to our Sponsor, executive officers and directors, or any of their respective affiliates, prior to completion of our initial business combination.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

The following table sets forth information regarding the beneficial ownership of our ordinary shares as of December 31, 2022 by:

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

The beneficial ownership of our ordinary shares is based on 26,406,000 Class A ordinary Shares and 8,433,333 Founder Shares issued and outstanding as of December 31, 2022.

Name and Address of Beneficial Owner(1)	Number of Class A Ordinary Shares Beneficially Owned	Approximate Percentage of Outstanding Class A	Number of Class B Ordinary Shares	Approximate Percentage of Outstanding Class B
		Ordinary Shares	Beneficially Owned(2)	Ordinary Shares
LAMF SPAC Holdings I LLC(3)	1,106,000	4.19%	8,363,333	99%
Jeffrey Soros	—	—	—	—%
Simon Horsman	—	—	—	—
Morgan Earnest	—	—	—	—
Mike Brown	—	—	20,000	*
Adriana Machado	—	—	20,000	*
Christina Spade	—	—	20,000	*
All officers and directors as a group (six individuals)	—	—	8,423,333	99%
Five Percent Holders	—	—	—	—
Saba Capital Management, L.P.(4)	2,041,369	7.73%	—	—%
Highbridge Capital Management, LLC(5)	1,369,306	5.19%	—	—%

*	Less than one percent.

(1)	Unless otherwise noted, the business address of each of the following is 9255 Sunset Blvd., Suite 515 West Hollywood, California, 90069.
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

(4)

According to a Schedule 13G filed with the SEC on February 14, 2023, Saba Capital Management, L.P., Saba Capital Management GP, LLC and Boaz R. Weinstein each have voting and investing control with respect to the 2,041,369 Class A ordinary shares. The business address of each reporting person is 405 Lexington Avenue, 58th Floor, New York, New York 10174.

(5)

According to a Schedule 13G filed with the SEC on February 2. 2023, Highbridge Capital Management, LLC has voting and investing control with respect to 1,369,306 Class A ordinary shares. The business address of the report person is 277 Park Avenue, 23rd Floor, New York, New York 10172.

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

Our initial shareholders have agreed not to transfer, assign or sell any of their Founder Shares until the earliest to occur of: (i) (x) with respect to one- third of such shares, until consummation of the initial business combination, (y) with respect to one-third of such shares, until the closing price of the Class A ordinary shares exceeds $12.00 for any 20 trading days within a 30-trading day period following the consummation of the initial business combination and (z) with respect to one-third of such shares, until the closing price of the Class A ordinary shares exceeds $15.00 for any 20 trading days within a 30-trading day period following the consummation of the initial business combination; (ii) two years after the consummation of the initial business combination; and (iii) the date on which the Company completes a liquidation, merger, capital share exchange or other similar transaction after the initial business combination that results in all of the Company’s shareholders having the right to exchange their Class A ordinary shares for cash, securities or other property; except to certain permitted transferees and under certain circumstances. Any permitted transferees will be subject to the same restrictions and other agreements of the Initial Shareholders with respect to any Founder Shares.

Promissory Note—Related Party

On September 3, 2021, our Sponsor issued an unsecured promissory note to the Company, pursuant to which the Company could borrow up to an aggregate principal amount of $300,000 to be used for a portion of the expenses related to the IPO. No amounts were borrowed from our Sponsor under the promissory note.

Related Party Loans

In order to finance transaction costs in connection with an intended initial business combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required. If the Company completes the initial business combination, the Company would repay the Working Capital Loans. In the event that the initial business combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,200,000 of the Working Capital Loans may be convertible into Units of the post business combination entity at a price of $10.00 per Unit at the option of the lender. Such Units would be identical to the Private Placement Units. For the year ended December 31, 2022 and for the period from July 20, 2021 (inception) to December 31, 2021, no amounts were borrowed under this arrangement. As of December 31, 2022 and 2021, no such Working Capital Loans were outstanding.

Due to Affiliate

An affiliate of the Company advanced $33,581 for the cost of certain regulatory fees incurred by the Company. Management reimbursed this amount to the affiliate as of December 31, 2022.

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

Audit Fees

Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by WithumSmith+Brown, PC in connection with regulatory filings. The aggregate fees billed by WithumSmith+Brown, PC for audit fees, inclusive of required filings with the SEC for the period from July 20, 2021 (inception) to December 31, 2021 and December 31, 2022 and of services rendered in connection with our IPO, totaled $107,099 and 78,082, respectively.

Audit-Related Fees

Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our year- end financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultation concerning financial accounting and reporting standards. During the period from July 20, 2021 (inception) to December 31, 2022, we did not pay WithumSmith+Brown, PC any audit-related fees.

Tax Fees

Tax fees consist of fees billed for professional services relating to tax compliance, tax planning and tax advice. During the period from July 20, 2021 (inception) to December 31, 2021 and December 31, 2022, we paid WithumSmith+Brown, PC tax fees in the amount $3,750 and $4,000, respectively.

All Other Fees

All other fees consist of fees billed for all other services. During the period from July 20, 2021 (inception) to December 31, 2021 and December 31, 2022, we did not pay WithumSmith+Brown, PC any other fees.

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

(c)	Exhibits: The exhibits listed in the Exhibit Index below are filed or incorporated by reference as part of this Annual Report on Form 10-K.

Exhibit Index

Exhibit Number	Description

1.1	Underwriting Agreement, dated November 10, 2021, by and between the Company and Wells Fargo Securities, LLC, as representative of the underwriters (incorporated by reference to Exhibit 1.1 to the Company’s Registration Statement on Form S-1/A (File No. 333-259998), filed with the Securities and Exchange Commission on October 28, 2021).

3.1	Amended and Restated Memorandum and Articles of Association (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1/A (File No. 333-259998), filed with the Securities and Exchange Commission on October 28, 2021).

4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1/A (File No. 333-259998), filed with the Securities and Exchange Commission on October 28, 2021).

4.2	Specimen Ordinary Share Certificate (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1/A (File No. 333-259998), filed with the Securities and Exchange Commission on October 28, 2021).

4.3	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-1/A (File No. 333-259998), filed with the Securities and Exchange Commission on October 28, 2021).

4.4	Warrant Agreement by and between the Company and Continental Stock Transfer & Trust Company, dated as of November 10, 2021 (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-1/A (File No. 333-259998), filed with the Securities and Exchange Commission on October 28, 2021).

4.5	Description of Registrant’s Securities

10.1	Letter Agreement, dated November 10, 2021, by and among the Company, its executive officers, its directors and LAMF SPAC Holdings I LLC (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1/A (File No. 333-259998), filed with the Securities and Exchange Commission on October 28, 2021).

10.2	Investment Management Trust Agreement, dated November 10, 2021, by and between the Company and Continental Stock Transfer & Trust Company, as trustee. (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1/A (File No. 333-259998), filed with the Securities and Exchange Commission on October 28, 2021).

10.3	Registration Rights Agreement, dated November 10, 2021, by and among the Company, LAMF SPAC Holdings I LLC and the Holders signatory thereto (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1/A (File No. 333-259998), filed with the Securities and Exchange Commission on October 28, 2021).

10.4	Private Placement Units Purchase Agreement, dated November 10, 2021, by and between the Company and LAMF SPAC Holdings I LLC (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1/A (File No. 333-259998), filed with the Securities and Exchange Commission on October 28, 2021).

10.5	Administrative Services Agreement, dated November 10, 2021, by and between the Company and LAMF SPAC Holdings I LLC (incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1/A (File No. 333-259998), filed with the Securities and Exchange Commission on October 28, 2021).

10.6	Form of Indemnity Agreement (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1/A (File No. 333-259998), filed with the Securities and Exchange Commission on October 28, 2021).

10.7	Promissory Note, dated September 3, 2021, issued to LAMF SPAC Holdings I LLC (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1/A (File No. 333-259998), filed with the Securities and Exchange Commission on October 28, 2021).

10.8	Securities Subscription Agreement, dated September 3, 2021, by and between the Company and LAMF SPAC Holdings I LLC. (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1/A (File No. 333-259998), filed with the Securities and Exchange Commission on October 28, 2021).

14	Code of Ethics (incorporated by reference to Exhibit 14 of the Company’s Registration Statement on Form S-1/A (File No. 333-259998), filed with the Securities and Exchange Commission on October 28, 2021).

24	Power of Attorney (included on signature page of this report).

31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).

32.1	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

32.2	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 31, 2023

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

Name	Position	Date

/s/ Jeffrey Soros Jeffrey Soros	Chairman	March 31, 2023

/s/ Simon Horsman Simon Horsman	Director and Chief Executive Officer (Principal Executive Officer)	March 31, 2023

/s/ Morgan Earnest Morgan Earnest	Chief Financial Officer (Principal Financial and Accounting Officer)	March 31, 2023

/s/ Mike Brown Mike Brown	Director	March 31, 2023

/s/ Adriana Machado Adriana Machado	Director	March 31, 2023

/s/ Christina Spade Christina Spade	Director	March 31, 2023