Form 10-Q
period 2023-03-31
LAMF Global Ventures Corp. I
filed 2023-05-15
CIK 1879297

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023

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
of the Exchange Act):    Yes  ☒    No  ☐
As of May 15, 2023, there were 12,491,949
Class A ordinary shares, $0.0001 par value per share issued and outstanding
.

LAMF GLOBAL VENTURES CORP. I

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2023

i

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
LAMF GLOBAL VENTURES CORP. I
CONDENSED BALANCE SHEETS

	MARCH 31, 2023 (Unaudited)	DECEMBER 31, 2022
Assets
Current Assets
Cash	$118,917	$268,199
Prepaid expenses	109,863	213,411

Total current assets	228,780	481,610

Other Assets
Cash and Investments in Trust Account	264,825,813	262,000,174
Reimbursement receivable	2,974,500	2,974,500

Total other assets	267,800,313	264,974,674

Total assets	$268,029,093	$265,456,284

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit
Liabilities
Current Liabilities
Due to Sponsor	$88,196	$88,196
Accrued expenses	1,186,245	806,643

Total current liabilities	1,274,441	894,839

Long-Term Liabilities
Deferred underwriting fee payable	9,915,000	9,915,000
Deferred advisory fees payable	2,974,500	2,974,500

Total long-term liabilities	12,889,500	12,889,500

Total liabilities	14,163,941	13,784,339

Commitments and Contingencies
Class A Ordinary Shares subject to possible redemption, 25,300,000 shares at redemption value of $10.46 and $10.35 per share at March 31, 2023 and December 31, 2022, respectively	264,725,813	261,900,213
Shareholders’ Deficit
Preference Shares; $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A Ordinary Shares; $0.0001 par value; 500,000,000 shares authorized; 1,106,000 issued and outstanding (excluding 25,300,000 shares subject to possible redemption) at March 31, 2023 and December 31, 2022	110	110
Class B Ordinary Shares; $0.0001 par value; 50,000,000 shares authorized; 8,433,333 issued and outstanding at March 31, 2023 and December 31, 2022	843	843
Additional paid-in capital	—	—
Accumulated deficit	(10,861,614)	(10,229,221)

Total Shareholders’ Deficit	(10,860,661)	(10,228,268)

Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$268,029,093	$265,456,284

The accompanying notes are an integral part of the unaudited condensed financial statements.

LAMF GLOBAL VENTURES CORP. I
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the three months ended March 31, 2023	For the three months ended March 31, 2022
Operating Costs
General and administrative	$632,432	$516,015

Loss from operations	(632,432)	(516,015)

Other Income
Interest income	2,825,639	20
Unrealized gain	—	94,458

Total other income	2,825,639	94,478

Net Income (Loss)	$2,193,207	$(421,537)

Weighted-average shares outstanding of Class A ordinary shares	26,406,000	26,406,000
Basic and diluted net income (loss) per Class A ordinary shares	$0.06	$(0.01)
Weighted-average shares outstanding of Class B ordinary shares	8,433,333	8,433,333
Basic and diluted net income (loss) per Class B ordinary shares	$0.06	$(0.01)
The accompanying notes are an integral part of the unaudited condensed financial statements.

LAMF GLOBAL VENTURES CORP. I
CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT
(UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2023

		Ordinary shares
	Class A		Class B		Preference shares				Total
							Additional	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	paid-in capital	deficit	deficit
Balance, December 31, 2022	1,106,000	$110	8,433,333	$843	—	$—	$—	$(10,229,221)	$(10,228,268)
Net income	—	—	—	—	—	—	—	2,193,207	2,193,207
Accretion of Class A Ordinary Shares Subject to redemption amount	—	—	—	—	—	—	—	(2,825,600)	(2,825,600)

Balance, March 31, 2023 (unaudited)	1,106,000	$110	8,433,333	$843	—	$—	$—	$(10,861,614)	$(10,860,661)

FOR THE THREE MONTHS ENDED MARCH 31, 2022

		Ordinary shares
	Class A		Class B		Preference shares				Total
							Additional	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	paid-in capital	deficit	deficit
Balance, December 31, 2021	1,106,000	$110	8,433,333	$843	—	$—	$—	$(8,639,551)	$(8,638,598)
Net loss	—	—	—	—	—	—	—	(421,537)	(421,537)

Balance, March 31, 2022 (unaudited)	1,106,000	$110	8,433,333	$843	—	$—	$—	$(9,061,088)	$(9,060,135)

The accompanying notes are an integral part of the unaudited condensed financial statements.

LAMF GLOBAL VENTURES CORP. I
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the three months ended March 31, 2023	For the three months ended March 31, 2022

Cash Flows from Operating Activities
Net income (loss)	$2,193,207	$(421,537)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned on investments held in the Trust Account	(2,825,639)
Unrealized gain on investments	—	(94,458)
Changes in operating assets and liabilities:
Prepaid expenses	103,548	26,536
Accrued expenses	379,602	386,903

Net cash used in operating activities	(149,282)	(102,556)

Cash Flows from Investing Activities
Divestment of cash in Trust Account	—	258,059,227
Purchase of investments in Trust Account	—	(258,059,227)

Net cash used in investing activities	—	—

Net change in cash	(149,282)	(102,556)
Cash—Beginning of period	268,199	881,842

Cash—End of period	$118,917	$779,286

The accompanying notes are an integral part of the unaudited condensed financial statements.

LAMF GLOBAL VENTURES CORP. I
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2023
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
As of March 31, 2023, the Company had not yet commenced any operations. All activity for the period from July 20, 2021 (inception) through March 31, 2023 relate to the Company’s formation and the Initial Public Offering (“IPO”), and subsequent to the IPO, the search for a prospective target business. The Company will not generate any operating revenues until after the completion of its initial business combination, at the earliest. The Company generates non-operating
income in the form of interest income on cash from the proceeds derived from the IPO.
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
Trust Account
Following the closing of the IPO on November 16, 2021, $258,060,000 ($10.20 per Unit) from the net proceeds of the sale of the Units in the IPO and the sale of the Private Placement Units was placed in a trust account (the “Trust Account”). As of March 31, 2023 and December 31, 2022, the funds held in the Trust Account were held in cash and United States Treasury securities.
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
The Company will provide the holders (the “Public Shareholders”) of the outstanding Class A ordinary shares, par value $0.0001 per share (“Class A ordinary shares”), included in the Units sold in the IPO (the “Public Shares”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a
b
usiness
c
ombination either (i) in connection with a shareholder meeting called to approve the business combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a proposed business combination or conduct a tender offer will be made by the Company. The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.20 per
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
If the Company is unable to complete a business combination by November 16, 2023 (the “Combination Period”) (as may be further extended in accordance with the Extension) the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten
business
days thereafter, redeem the Public Shares, at a
per-share
price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (which interest shall be net of taxes payable and up to $
100,000
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
The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480, “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as a liability and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholder’s equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events.
The Company has until November 16, 2023 (“Combination Period”) (as may be further extended in accordance with the Extension (as defined below)), to complete the initial business combination. If the Company is unable to complete the initial business combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up
;
(ii) as promptly as reasonably possible but not more than 10 business days thereafter, redeem the Public Shares, at a per-share
price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (which interest shall be net of taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any
);
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
Liquidity and Going Concern
As of March 31, 2023, the Company had cash outside the Trust Account of $118,917 and working capital deficit of $1,045,661. All remaining cash held in the Trust Account is generally unavailable for the Company’s use, prior to an initial business combination, and is restricted for use either in a business combination or to redeem ordinary shares. As of March 31, 2023, none of the amount in the Trust Account was available to be withdrawn as described above.
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

The Company anticipates that the $118,917 outside
of the Trust
Account as of March 31, 2023, along with a potential loan(s) from the Sponsor, will be sufficient to allow the Company to operate until November 16, 2023 (as may be further extended in accordance with the Extension), assuming that a business combination is not consummated during that time. Until the consummation of its business combination, the Company will be using the funds not held in the Trust Account, and any additional Working Capital Loans from the Initial Shareholders, the Company’s officers and directors, or their respective affiliates, for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the business combination.
The Company’s operations following the closing of the Initial Public Offering have been funded by the portion of the proceeds from the sale of Private Placement Warrants not held in the Trust Account. The Company may raise additional capital through loans or additional investments from the Sponsor or the Sponsor’s members. The Sponsor is not obligated to loan the Company additional funds or make additional investments, but may do so from time to time to meet the Company’s working capital needs. Management has determined that if the Company is unable to complete a business combination during the Combination Period, then the Company will cease all operations except for the purpose of liquidating. In connection with the Company’s assessment of going concern considerations in accordance with ASC
205-40,
“Going Concern,” as of March 31, 2023, management has determined the date for mandatory liquidation and subsequent redemption of shares raises substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the date of the issuance of these condensed financial statements. The Company intends to complete its initial business combination before the mandatory liquidation date; however, there can be no assurance that the Company will be able to consummate a business combination by November 16, 2023 (as may be further extended in accordance with the Extension). These unaudited condensed financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as going concern.
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
Class A Ordinary Shares Subject to Possible Redemption
The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480, “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as a liability and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events.
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2023 and
December 31, 2022.
Cash and Investments Held in Trust Account
As of March 31, 2023, there were $264,825,813 of assets held in the
Trust Account, of which $3,871 was held
in cash and $264,821,942
was
held in U.S. Treasury Bills. As of December 31, 2022, the proceeds held in the
Trust Account of which $1,584 was held
in cash and $261,998,590
was
held in U.S. Treasury Bills. The Company classifies its United States Treasury securities, if any, as trading in accordance with Financial Accounting Standards Board (“FASB”) ASC Topic 320, “Investments-Debt and Equity Securities.” Trading securities are presented on the condensed balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities are included in interest income in the accompanying condensed statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.
Fair Value of Financial Instruments
The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC 820, “Fair Value Measurements
and
Disclosures,” approximates the carrying amounts represented in the condensed balance sheets, primarily due to their
short-term nature.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $
250,000
, and investments held in Trust Account. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s financial condition, results of operations and cash flows
.

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
In accordance with the ASC
480-10-S99-3A,
“Classification and Measurement of Redeemable Securities”, redemption provisions not solely within the control of the Company require the security to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480. The Company classified all of the Class A ordinary shares as redeemable. Immediately upon the closing of the IPO, the Company recognized a onetime charge against additional paid-in
capital (to the extent available) and accumulated deficit for the difference between the initial carrying value of the Class A ordinary shares and the redemption value.
The Class A ordinary shares reflected on the condensed balance sheets are reconciled in the following table:

Gross proceeds from IPO	$253,000,000
Less:
Proceeds allocated to Public Warrants	(14,294,500)
Class A ordinary shares issuance costs	(14,451,363)
Plus:
Accretion of carrying value to redemption value for the year ended December 31, 2022	37,646,076

Class A ordinary shares subject to possible redemption at December 31, 2022	261,900,213
Plus:
Accretion of carrying value to redemption value for the three months ended March 31, 2023	2,825,600

Class A ordinary shares subject to possible redemption at March 31, 2023	$264,725,813

Net Income (Loss) per Ordinary Share
The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net income (loss) per ordinary share is computed by dividing net income (loss) by the weighted
;
average number of ordinary shares outstanding for the period. Accretion associated with the redeemable shares of Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

	For Three Months ended March 31. 2023		For Three Months Ended March 31. 2022
Basic and diluted net income (loss) per share:
Numerator:	Class A	Class B	Class A	Class B
Allocation of net income (loss) including carrying value to redemption	$1,662,312	$530,895	$(319,498)	$(102,039)
Denominator:
Weighted-average shares outstanding	26,406,000	8,433,333	26,406,000	8,433,333
Basic and diluted net income (loss) per share	$0.06	$0.06	$(0.01)	$(0.01)
Offering Costs associated with the Initial Public Offering
Deferred offering costs consist of professional fees incurred through the unaudited
condensed
balance sheet date that are directly related to the IPO. Offering costs amounting to $15,651,363 were charged to temporary shareholders’ equity upon the completion of the IPO.

Income Taxes
ASC Topic 740, “Income Taxes,” prescribes a recognition threshold and a measurement attribute for the unaudited condensed financial statements recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of March 31, 2023 and December 31, 2022, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
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
NOTE 4—PRIVATE PLACEMENT
On November 16, 2021, simultaneously with the consummation of the IPO and the underwriters’ exercise of their over-allotment option, the Company consummated the issuance and sale of 1,106,000 Private Placement Units in a private placement transaction at a price of $10.00 per Private Placement Unit, generating gross proceeds of $11,060,000 (the “Private Placement”). Each whole Private Placement Unit consists of one Class A ordinary share (each, a “Private Placement Share”) and one-half
of one redeemable warrant (each, a “Private Placement Warrant”). Each whole Private Placement Warrant will be exercisable to purchase one Class A ordinary share at a price of $11.50 per share. A portion of the proceeds from the Private Placement Units was added to the proceeds from the IPO held in the Trust Account. If the Company does not complete a
b
usiness
c
ombination within the Combination Period, the proceeds from the sale of the Private Placement Units will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law), and the Private Placement Units and all underlying securities will be worthless.
NOTE 5—RELATED PARTY TRANSACTIONS
Founder Shares
On September 3, 2021, the Sponsor paid $25,000, or approximately $0.003 per share, to cover formation costs in exchange for an aggregate of 7,666,667 Class B ordinary shares, par value $0.0001 per share (the “Founder Shares”). On November 10, 2021, the Company effected a share capitalization pursuant to which an additional 766,666 Founder Shares were issued to the Sponsor. All shares and associated amounts have been retroactively restated to reflect the share capitalization, resulting in an aggregate of 8,433,333 Founder Shares outstanding as of
March 31, 2023 and December 31, 2022. As described
in
Note 9, in connection with the Extension, all 8,433,333 Class B ordinary shares were converted into 8,433,333 Class A ordinary shares on May 11, 2023, resulting in no Class B ordinary shares outstanding.
The Initial Shareholders have agreed not to transfer, assign or sell any of their Founder Shares until the earliest to occur of (i) (x) with respect to one-third
of such shares, until consummation of the initial
b
usiness
c
ombination, (y) with respect to
one-third
of such shares, until the closing price of the Class A ordinary shares exceeds $12.00 for any 20 trading days within a
30-trading
day period following the consummation of the initial
b
usiness
c
ombination and (z) with respect to
one-third
of such shares, until the closing price of the Class A ordinary shares exceeds $15.00 for any 20 trading days within a
30-trading
day period following the consummation of the initial
b
usiness
c
ombination; (ii) two years after the consummation of the initial
b
usiness
c
ombination; and (iii) the date on which the Company completes a liquidation, merger, capital share exchange or other similar transaction after the initial
b
usiness
c
ombination that results in all of the Company’s shareholders having the right to exchange their Class A ordinary shares for cash, securities or other property; except to certain permitted transferees and under certain circumstances. Any permitted transferees will be subject to the same restrictions and other agreements of the Initial Shareholders with respect to any Founder Shares.

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
combination entity at a price
of $10.00 per unit at the option of the lender. The units would be identical to the Private Placement Units. At March 31, 2023 and December 31, 2022, no such Working Capital Loans were outstanding.
Due to Affiliate
An affiliate of the Company advanced $88,196 for the cost of certain regulatory fees incurred by the Company. Management will reimburse this amount to the affiliate. At both March 31, 2023 and December 31, 2022, balance due to affiliate totaled $88,196.
Administrative Services Agreement
On November 10, 2021, the Company entered into an agreement to pay the Sponsor (and/or its affiliates or designees) an aggregate of $20,000 per month
for office space and, secretarial and administrative services. For both of

the three months ended March 31, 2023 and 2022, the Company
incurred $60,000 of
administrative services under the arrangement. For three months ended March 31, 2023 and 2022, there were no amounts due to the Sponsor. Upon the earlier of the Company’s consummation of a business combination or its liquidation, the Company will cease paying these monthly fees.
NOTE 6—COMMITMENTS AND CONTINGENCIES
Risks and Uncertainties
Management is continuing to evaluate the impact of the
COVID-19
pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations
,
close of the IPO and/or search for a target company, the specific impact is not readily determinable as of the date of issuance of these unaudited condensed financial statements. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.
In February 2022, Russia commenced a military action against the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against Russia. The invasion of Ukraine may result in market volatility that could adversely affect the Company’s stock price and the Company’s search for a target company. Further, the impact of this action and related sanctions on the world economy is not determinable as of the date of these unaudited condensed financial statements and the specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these unaudited condensed financial statements.
Registration Rights
The holders of the Founder Shares, Private Placement Units, Private Placement Shares, Private Placement Warrants, the Class A ordinary shares underlying the Private Placement Warrants and Private Placement Units that may be issued upon conversion of the Working Capital Loans will have registration rights to require the Company to register a sale of any of the Company’s securities held by them pursuant to the registration rights agreement signed on the effective date of the IPO. The holders of these securities are entitled to make up to three demands, excluding short-form demands, that the Company register such securities. In addition, the holders have certain “piggyback” registration rights with respect to registration statements filed subsequent to the completion of the initial business combination.
Underwriting Agreement
The Company granted the underwriters of the IPO a

45-day
option from the date of the IPO to purchase up to an additional
3,300,000
Units to
cover over-allotments, if
any, at the IPO price less underwriting discounts. On November
16
,
2021
, the underwriters elected to fully exercise the over-allotment option and purchased
3,300,000
units.
The underwriters of the IPO received a cash underwriting discount of two percent (2%) of the gross proceeds of 20,000,000 of the Units sold in the IPO, or $4,000,000. The underwriters are entitled to deferred underwriting discounts of 2% of the gross proceeds of 2,000,000 Units, 3.5% of the gross proceeds of 22,000,000 Units, and 5.5% of the gross proceeds of all Units sold in the IPO ($9,915,000 in the aggregate) held in the Trust Account upon the completion of the initial
b
usiness
c
ombination, subject to the terms of the underwriting agreement.

Advisors’ Agreement
In connection with the IPO, the Company engaged Cohen & Company Capital Markets, a division of J.V.B. Financial Group, LLC (“CCM”), an affiliate of a passive member of the Sponsor, to provide consulting and advisory services in connection with the IPO, for which it received an advisory fee equal to

0.6
%
of the aggregate proceeds of the IPO. Affiliates of CCM have and manage investment vehicles with a passive investment in the Sponsor. Of such amount,
$
1,200,000
was paid at the closing of the IPO with the remainder deferred until the consummation of the Company’s initial business combination. Such amount was included as part of the offering costs for the IPO. The underwriters of the IPO agreed to reimburse the Company for this cost; a total of
$
1,175,000
was received from the underwriters at the time of closing of the IPO, and an additional
$
25,000
was paid by the underwriters to cover legal fees that were part of the offering costs. An additional fee of
1.05
% of
the IPO proceeds is to be paid to CCM to serve as an advisor in connection with the Company’s initial business combination upon consummation of the Company’s initial business combination. All fees under this agreement are subject to reimbursement to the Company from the underwriters. Accordingly, a reimbursement receivable and deferred advisory fee payable of
$
2,794,500
ha
s
 been reflected in the accompanying
unaudited
condensed balance sheets.
NOTE 7 — SHAREHOLDERS’ DEFICIT
Preference Shares
- The Company is authorized to issue a total of 1,000,000 preference shares at par value of $0.0001 each. At March 31, 2023 and December 31, 2022, there were no preference shares issued or outstanding.
Class
 A Ordinary Shares
- The Company is authorized to issue a total of 500,000,000 Class A ordinary shares at par value of $0.0001 each. At March 31, 2023 and December 31, 2022, there were 1,106,000 Class A ordinary shares issued or outstanding. As described
in
Note 9, in connection with the Extension, 22,347,384 Public Shares were redeemed on
May 11, 2023
and all 8,433,333 Founder Shares were converted into 8,433,333 Class A ordinary shares on May 11, 2023, resulting in 12,491,949
Class A ordinary shares outstanding as of
May 11, 2023.
Class B Ordinary Shares
-
The Company is authorized to issue a total of 50,000,000 Class B ordinary shares at par value of $0.0001 each. As of March 31, 2023 and December 31, 2022, there were 8,433,333 Class B ordinary shares issued and outstanding. Due to the full exercise of the over-allotment by the underwriters on November 16, 2021, no shares are subject to forfeiture (see
Note 5). As described
in
Note 9, in connection with the Extension, all 8,433,333 Class B ordinary shares were converted into 8,433,333 Class A ordinary shares on May 11, 2023, resulting in no Class B ordinary shares outstanding.
Prior to their conversion into Class A ordinary shares, the Class B ordinary shares would have automatically converted into Class A ordinary shares concurrently with or immediately following the consummation of the initial business combination on
a
one-for-one
basis
, subject to adjustment for share splits, share dividends, reorganizations, recapitalizations and the like, and subject to further adjustment. In the case that additional Class A ordinary shares or equity-linked securities are issued or deemed issued in connection with the initial business combination, the number of Class A ordinary shares issuable upon conversion of all Class B ordinary shares would have equaled, in the aggregate, 25% of
the total number of Class A ordinary shares outstanding after such conversion (after giving effect to any redemptions of Class A ordinary shares by Public Shareholders and not including the Private Placement Shares), including the total number of Class A ordinary shares issued, or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of the initial business combination, excluding any Class A ordinary shares or equity-linked securities or rights exercisable for or convertible into Class A ordinary shares issued, or to be issued, to any seller in the initial business combination and any Private Placement Units issued to the Sponsor, officers or directors upon conversion of Working Capital Loans, provided that such conversion of Class B ordinary shares would never have occurred on a less than one-for-one
basis. Following the conversion of the Class B ordinary shares into Class A ordinary shares on May 11, 2023 as described in
Note 9 and above, the Founder Shares no longer have such anti-dilution protection.
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
If (x) the Company issues additional Class A ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of the initial
b
usiness
c
ombination at an issue price or effective issue price of less than $9.20 per Class A ordinary share (with such issue price or effective issue price to be determined in good faith by the board of directors and, in the case of any such issuance to the Initial Shareholders or their affiliates, without taking into account any Founder Shares or Private Placement Shares held by the Initial Shareholders or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”) (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the initial
b
usiness
c
ombination on the date of the consummation of the initial
b
usiness
c
ombination (net of redemptions), and (z) the volume weighted average trading price of the Class A ordinary shares during the 20
-
trading day
-
period starting on the trading day after the day on which the Company consummates the initial
b
usiness
c
ombination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the Warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger price described below will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price.

The Warrants cannot be exercised until 30 days after the completion of the initial
b
usiness
c
ombination, and will expire at 5:00 p.m., New York City time, five years after the completion of the initial
b
usiness
c
ombination or earlier upon redemption or liquidation.
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
if, and only if, the closing price of the Class A ordinary shares equals or exceeds $18.00 per share (as adjusted for share splits, share capitalizations, reorganizations, recapitalizations and the like and for certain issuances of Class A ordinary shares and equity-linked securities for capital raising purposes in connection with the closing of the initial
b
usiness
c
ombination) for any 20 trading days within a
30-trading
day
-
period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the Warrant holders.
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

NOTE 8 — FAIR VALUE MEASUREMENTS
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
The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at March 31, 2023 and December 31, 2022, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value
:

Description	Level	March 31, 2023	Level	December 31, 2022
Investments held in Trust Account – United States Treasury securities	1	$264,821,942	1	$261,998,590
At March 31, 2023, assets held in the Trust Account were comprised of $264,821,942 in the United States Treasury securities and $3,871 in cash, and at December 31, 2022, the Trust Account comprised of $261,998,590 in United States Treasury securities
and $1,584 in cash. During the three months ended March 31, 2023 and 2022
, the Company did not withdraw any interest income from the Trust Account.
NOTE 9—SUBSEQUENT EVENTS
The Company evaluated subsequent events and transactions that occurred after the condensed balance sheet date up to the date that the unaudited condensed financial statements were issued. The Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.
Non-Redemption Agreements
On
May 5 and May 8, 2023, the Company and the Sponsor entered into non-redemption agreements (the “Non-Redemption Agreements”) with unaffiliated third party investors (the “Investors”), pursuant to which the Investors have, in connection with the Extension, agreed not to redeem, or to reverse and revoke any prior redemption election with respect to an aggregate of 2,888,000 Public shares (the “Non-Redeemed Shares”). Pursuant to the Non-Redemption Agreements, the Sponsor has agreed to transfer to the Investors (i) for the Initial Extension (as defined below), a number of Founder Shares equal to 21% of the number of Non-Redeemed Shares, or 606,480 Founder Shares, and (ii) for each Additional Monthly Extension (as defined below), a number of Founder Shares equal to 3.5% of the number of Non-Redeemed Shares, or 101,080 Founder Shares for each Additional Monthly Extension, or up to an aggregate of 1,212,960 Founder Shares if all Additional Monthly Extensions are implemented.
Extension
On May 11, 2023, at an extraordinary general meeting of shareholders of the Company, the Company’s shareholders approved an amendment to the Articles to provide the Company with the right to extend the date by which the Company must consummate
a business combination to November 16, 2023 (the “Extended Date”) (the “Initial Extension”) and to allow the Company, without another shareholder vote, by resolution of the Company’s board of directors, to elect to further extend the Extended Date in one-month increments up to six additional times (each, an “Additional Monthly Extension”) up to May 16, 2024 (the “Extension”). The Company’s shareholders also approved a proposal (the “Redemption Limitation Amendment Proposal”) to amend the Articles to eliminate (i) the limitation that the Company may not redeem Public Shares in an amount that would cause the Company’s net tangible assets to be less than $5,000,001 and (ii) the limitation that the Company shall not consummate a business combination unless the Company has net tangible assets of at least $5,000,001 immediately prior to, or upon consummation of, or any greater net tangible asset or cash requirement that may be contained in the agreement relating to, such business combination. The Company’s shareholders also approved a proposal (the “Founder Share Amendment Proposal”) to provide for the right of a holder of the Founder Shares to convert such shares into Class A ordinary shares on a one-for-one
basis at any time and from time to time prior to the closing of a business combination at the election of the holder. In connection with the vote to approve the Extension, the holders of 22,347,384 Public Shares properly exercised their right to redeem their Public Shares for cash at a redemption price of approximately $10.52 per share, for an aggregate redemption amount of approximately $235 million. After the satisfaction of such redemptions, the balance in the Company’s Trust Account is approximately $
31 million.

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

Results of Operations

We have neither engaged in any operations (other than searching for a business combination after the IPO) nor generated any revenues to date. Our only activities from inception through March 31, 2023 were organizational activities, those necessary to prepare for the IPO, described below. We do not expect to generate any operating revenues until after the completion of our business combination. We expect to generate non-operating income in the form of interest income on marketable securities held after the IPO. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2023, we had a net income of $2,193,207, which consisted of interest income of $2,825,639, offset by general and administrative costs of $632,432.

For the three months ended March 31, 2022, we had a net loss of $421,537, which consisted of interest income of $20 and gains on investments held of $94,458, offset general and administrative costs of $516,015.

Liquidity and Capital Resources

As of March 31, 2023, we had cash of $118,917 and working capital deficit of $1,045,661.

On November 16, 2021, we consummated the IPO of 25,300,000 Units, which included the full exercise by the underwriters of their over-allotment option in the amount of 3,300,000 Units, at a price of $10.00 per Unit, generating gross proceeds of $253,000,000.

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

On May 5 and May 8, 2023, the Company and the Sponsor entered into Non-Redemption Agreements with the Investors, pursuant to which the Investors have, in connection with the Extension, agreed not to redeem, or to reverse and revoke any prior redemption election with respect to an aggregate of 2,888,000 Public shares. Pursuant to the Non-Redemption Agreements, the Sponsor has agreed to transfer to the Investors (i) for the Initial Extension, a number of Founder Shares equal to 21% of the number of Non-Redeemed Shares, or 606,480 Founder Shares, and (ii) for each Additional Monthly Extension, a number of Founder Shares equal to 3.5% of the number of Non-Redeemed Shares, or 101,080 Founder Shares for each Additional Monthly Extension, or up to an aggregate of 1,212,960 Founder Shares if all Additional Monthly Extensions are implemented.

On May 11, 2023, at an extraordinary general meeting of shareholders of the Company, the Company’s shareholders approved an amendment to the Articles to provide the Company with the right to extend the date by which the Company must consummate a business combination to November 16, 2023 and to allow the Company, without another shareholder vote, by resolution of the Company’s board of directors, to elect to further extend the Extended Date in one-month increments up to six additional times up to May 16, 2024. The Company’s shareholders also approved a proposal to amend the Articles to eliminate (i) the limitation that the Company may not redeem Public Shares in an amount that would cause the Company’s net tangible assets to be less than $5,000,001 and (ii) the limitation that the Company shall not consummate a business combination unless the Company has net tangible assets of at least $5,000,001 immediately prior to, or upon consummation of, or any greater net tangible asset or cash requirement that may be contained in the agreement relating to, such business combination. The Company’s shareholders also approved a proposal to provide for the right of a holder of the Founder Shares to convert such shares into Class A ordinary shares on a one-for-one basis at any time and from time to time prior to the closing of a business combination at the election of the holder. In connection with the vote to approve the Extension, the holders of 22,347,384 Public Shares properly exercised their right to redeem their Public Shares for cash at a redemption price of approximately $10.52 per share, for an aggregate redemption amount of approximately $235 million. After the satisfaction of such redemptions, the balance in the Company’s Trust Account is approximately $31 million.

The Company’s operations following the closing of the Initial Public Offering have been funded by the portion of the proceeds from the sale of Private Placement Warrants not held in the Trust Account. The Company may raise additional capital through loans or additional investments from the Sponsor or the Sponsor’s members. The Sponsor is not obligated to loan the Company additional funds or make additional investments, but may do so from time to time to meet the Company’s working capital needs. Management has determined that if the Company is unable to complete a business combination during the Combination Period (as defined in Note 1), then the Company will cease all operations except for the purpose of liquidating. In connection with the Company’s assessment of going concern considerations in accordance with ASC 205-40, “Going Concern,” as of March 31, 2023, management has determined the date for mandatory liquidation and subsequent redemption of shares raises substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the date of the issuance of these condensed financial statements. The Company intends to complete its initial business combination before the mandatory liquidation date; however, there can be no assurance that the Company will be able to consummate any business combination by November 16, 2023 (as may be further extended in accordance with the Extension). These unaudited condensed financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as going concern.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of March 31, 2023 and December 31, 2022.

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

In connection with the IPO, the Company engaged CCM, an affiliate of a passive member of the Sponsor, to provide consulting and advisory services in connection with the IPO, for which it received an advisory fee equal to 0.6% of the aggregate proceeds of the IPO. Affiliates of CCM have and manage investment vehicles with a passive investment in the Sponsor. Of such amount, $1,200,000 was paid at the closing of the IPO with the remainder deferred until the consummation of the Company’s initial business combination. Such amount was included in as part of the offering costs for the IPO. The underwriters of the IPO agreed to reimburse the Company for this cost; a total of $1,175,000 was received from the underwriters at the time of closing of the IPO, and an additional $25,000 was paid by the underwriters to cover legal fees that were part of the offering costs. An additional fee of 1.05% of the IPO proceeds is to be paid to CCM to serve as an advisor in connection with the Company’s initial business combination upon consummation of the Company’s initial business combination. All fees under this agreement are subject to reimbursement to the Company from the underwriters. Accordingly, a reimbursement receivable and deferred advisory fees payable of $2,794,500 have been reflected in the accompanying condensed balance sheets.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of March 31, 2023, we were not subject to any market or interest rate risk. Following the consummation of the IPO, the net proceeds of the IPO was not invested or bore interest. After January 1, 2022, proceeds held in the Trust Account will be invested only in U.S. government treasury obligations with a maturity of 185 days or less or in certain money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the quarter ended March 31, 2023, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the most recent fiscal quarter covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our Annual Report on Form 10-K for the year ended December 31, 2022 (the “2022 Annual Report on Form 10-K”). Any of those factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

In addition to the risks and uncertainties discussed in this Quarterly Report, including those disclosed in Part I, Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations, you should carefully consider the risks under the heading “Risk Factors” in Part I, Item 1A. Risk Factors in our 2022 Annual Report on Form 10-K. These risks are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may materially adversely affect our business, financial condition or results of operations.

There are no assurances that the Extension will enable us to complete a business combination.

The Company can provide no assurances that a business combination will be consummated prior to the Extended Date or Additional Extended Date, as applicable. Our ability to consummate a business combination is dependent on a variety of factors, many of which are beyond our control.

Even if a business combination is approved by our shareholders, it is possible that redemptions will leave us with insufficient cash to consummate a business combination on commercially acceptable terms, or at all. The fact that we had and will have separate redemption periods in connection with the Extension and a business combination vote could exacerbate these risks. Other than in connection with a redemption offer, our shareholders may be unable to recover their investment except through sales of our shares on the open market. The price of our shares may be volatile, and there can be no assurance that shareholders will be able to dispose of our shares at favorable prices, or at all.

If we are deemed to be an investment company for purposes of the Investment Company Act, we may be forced to abandon our efforts to complete a business combination and instead be required to liquidate the Company. To mitigate the risk of that result, on or prior to the 24-month anniversary of the effective date of the registration statement relating to our IPO, we will instruct Continental Stock Transfer & Trust Company to liquidate the securities held in the Trust Account and instead hold all funds in the Trust Account in a variable interest bearing account.

On March 30, 2022, the SEC issued the SPAC Rule Proposals, relating, among other things, to circumstances in which SPACs such as us could potentially be subject to the Investment Company Act and the regulations thereunder. The SPAC Rule Proposals would provide a safe harbor for such companies from the definition of “investment company” under Section 3(a)(1)(A) of the Investment Company Act, provided that a SPAC satisfies certain criteria. To comply with the duration limitation of the proposed safe harbor, a SPAC would have a limited time period to announce and complete a de-SPAC transaction. Specifically, to comply with the safe harbor, the SPAC Rule Proposals would require a company to file a report on Form 8-K announcing that it has entered into an agreement with a target company for a business combination no later than 18 months after the effective date of the registration statement for its initial public offering. The company would then be required to complete its initial business combination no later than 24 months after the effective date of the registration statement for its initial public offering. As indicated above, we completed our IPO in November 2021 and have operated as a blank check company searching for a target business with which to consummate a business combination since such time (or approximately 17 months after the effective date of our IPO, as of the date of this proxy statement).

There is currently uncertainty concerning the applicability of the Investment Company Act to a SPAC. It is possible that a claim could be made that we have been operating as an unregistered investment company, including under the subjective test of Section 3(a)(1)(A) of the Investment Company Act, based on the current views of the SEC. If we were deemed to be an investment company for purposes of the Investment Company Act, we might be forced to abandon our efforts to complete a business combination and instead be required to liquidate the Company. If we are required to liquidate the Company, our investors would not be able to realize the benefits of owning shares in a successor operating business, including the potential appreciation in the value of our shares and warrants or rights following such a transaction, and our warrants or rights would expire worthless.

The funds in the Trust Account have, since our IPO, been held only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act. As of April 10, 2022, amounts held in Trust Account included approximately $5,249,625.56 of accrued interest. To mitigate the risk of us being deemed to have been operating as an unregistered investment company under the Investment Company Act, we will, on or prior to the 24-month anniversary of the effective date of the registration statement relating to our IPO, instruct Continental Stock Transfer & Trust Company, the trustee with respect to the Trust Account, to liquidate the U.S. government securities or money market funds held in the Trust Account and, thereafter, to hold all funds in the Trust Account in a bank deposit account until the earlier of the consummation of our business combination or our liquidation. Interest on bank deposit accounts is variable and such accounts currently yield interest of approximately 3.0% per annum.

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

Nasdaq may delist our securities from trading on its exchange following redemptions by our shareholders in connection with approval of the Extension, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

Our Public Shares, units and warrants are listed on Nasdaq. We may be required to demonstrate compliance with Nasdaq’s continued listing requirements in order to maintain the listing of our securities on Nasdaq. Such continued listing requirements for our public shares include, among other things, the requirement to maintain at least 400 public holders, at least 1.1 million publicly held shares and the Market Value of Listed Securities (as defined in Nasdaq Rule 5005) of at least $50 million, and a market value of publicly held shares of $15 million (as defined in Nasdaq Rule 5005). Pursuant to the terms of our Articles, in connection with the Extension and the Founder Share Amendment Proposal, shareholders may elect to redeem their public shares and, as a result, we may not be in compliance with Nasdaq’s continued listing requirements.

If our securities do not meet Nasdaq’s continued listing requirements, Nasdaq may delist our securities from trading on its exchange. If Nasdaq delists any of our securities from trading on its exchange and we are not able to list such securities on another approved national securities exchange, we expect that such securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including: (i) a limited availability of market quotations for our securities, (ii) reduced liquidity for our securities, (iii) a determination that our public shares are a “penny stock” which will require brokers trading in our public shares to adhere to more stringent rules, including being subject to the depository requirements of Rule 419 of the Securities Act, and possibly result in a reduced level of trading activity in the secondary trading market for our securities, (iv) a decreased ability to issue additional securities or obtain additional financing in the future, and (v) a less attractive acquisition vehicle to a target business in connection with a business combination.

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Our Public Shares, units and warrants qualify as covered securities under such statute. If we were no longer listed on Nasdaq, our securities would not qualify as covered securities under such statute and we would be subject to regulation in each state in which we offer our securities.

The new 1% U.S. federal excise tax on stock buybacks could be imposed on redemptions of our stock if we were to become a “covered corporation” in the future.

On August 16, 2022, President Biden signed into law the Inflation Reduction Act of 2022 (the “IR Act”), which, among other things, generally imposes a 1% U.S. federal excise tax (the “Excise Tax”) on certain repurchases of stock by “covered corporations” (which include publicly traded domestic (i.e., U.S.) corporations and certain domestic subsidiaries of publicly traded foreign (i.e., non-U.S.) corporations) occurring on or after January 1, 2023. The Excise Tax is imposed on the repurchasing corporation itself, not its stockholders from which the stock is repurchased. The amount of the Excise Tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the Excise Tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the Excise Tax. The U.S. Department of the Treasury (the “Treasury”) has authority to provide regulations and other guidance to carry out, and prevent the abuse or avoidance of the Excise Tax. On December 27, 2022, the Treasury issued a notice that provides interim operating rules for the Excise Tax, including rules governing the calculation and reporting of the Excise Tax, on which taxpayers may rely until the forthcoming proposed Treasury regulations addressing the Excise Tax are published. Although such notice clarifies certain aspects of the Excise Tax, the interpretation and operation of other aspects of the Excise Tax remain unclear, and such interim operating rules are subject to change.

We are currently not a covered corporation for purposes of the Excise Tax. If we were to become a covered corporation in the future, whether in connection with the consummation of our business combination with a U.S. company (including if we were to redomicile as a U.S. corporation in connection therewith) or otherwise, whether and to what extent we would be subject to the Excise Tax on a redemption of our stock would depend on a number of factors, including (i) whether the redemption is treated as a repurchase of stock for purposes of the Excise Tax, (ii) the fair market value of the redemption treated as a repurchase of stock, (iii) the structure of our business combination, (iv) the nature and amount of any “PIPE” or other equity issuances (whether in connection with our business combination or otherwise) issued within the same taxable year of a redemption treated as a repurchase of stock and (v) the content of forthcoming regulations and other guidance from the Treasury. As noted above, the Excise Tax would be payable by the repurchasing corporation, and not by the redeeming holder, and only limited guidance on the mechanics of any required reporting and payment of the Excise Tax on which taxpayers may rely have been issued to date. If we were to become a covered corporation in the future, the per-share redemption amount payable from the Trust Account (including any interest earned on the funds held in the Trust Account) to our public stockholders in connection with a redemption of our stock is not expected to be reduced by any Excise Tax imposed on us. The imposition of the Excise Tax on us could, however, cause a reduction in the cash available on hand to complete our business combination and may affect our ability to complete our business combination or fund future operations.

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

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LAMF GLOBAL VENTURES CORP. I

Date: May 15, 2023		/s/ Morgan Earnest
	Name:	Morgan Earnest
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)