Form 10-Q
period 2023-06-30
LAMF Global Ventures Corp. I
filed 2023-08-21
CIK 1879297

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023

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
of the Exchange Act):    Yes  ☒    No  ☐
As of August
2
1, 2023, there were 12,491,949 Class A ordinary shares, $0.0001 par value per share issued and outstanding.

LAMF GLOBAL VENTURES CORP. I

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2023

i

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
LAMF GLOBAL VENTURES CORP. I
CONDENSED BALANCE SHEETS

	JUNE 30, 2023 (Unaudited)	DECEMBER 31, 2022
Assets
Current Assets
Cash	$39,138	$268,199
Prepaid expenses	251,825	213,411

Total current assets	290,963	481,610

Other Assets
Cash and Investments in Trust Account	31,232,249	262,000,174
Reimbursement receivable	2,974,500	2,974,500

Total other assets	34,206,749	264,974,674

Total assets	$34,497,712	$265,456,284

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit
Liabilities
Current Liabilities
Due to Sponsor	$88,196	$88,196
Sponsor a dvance	108,333	—
Accrued expenses	2,899,278	806,643
Non-redemption liabilit y	304,453	—

Total current liabilities	3,400,260	894,839

Long-Term Liabilities
Deferred underwriting fee payable	9,915,000	9,915,000
Deferred advisory fees payable	2,974,500	2,974,500

Total long-term liabilities	12,889,500	12,889,500

Total liabilities	16,289,760	13,784,339

Commitments and Contingencies
Class A Ordinary Shares subject to possible redemption, 2,952,616 at $ 10.54 per share as of June 30, 2023 and 25,300,000 at $ 10.35 per share as of December 31, 2022	31,132,249	261,900,213
Shareholders’ Deficit
Preference Shares; $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A Ordinary Shares; $0.0001 par value; 500,000,000 shares authorized; 9,539,333 issued and outstanding (excluding 2,952,616 shares subject to possible redemption) at June 30, 2023 and 1,106,000 issued and outstanding at December 31, 2022	953	110
Class B Ordinary Shares; $0.0001 par value; 50,000,000 shares authorized; none issued and outstanding at June 30, 2023 and 8,433,333 issued and outstanding at December 31, 2022	—	843
Additional paid-in capital	293,572	—
Accumulated deficit	(13,218,822)	(10,229,221)

Total Shareholders’ Deficit	(12,924,297)	(10,228,268)

Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$34,497,712	$265,456,284

The accompanying notes are an integral part of the unaudited condensed financial statements.

LAMF GLOBAL VENTURES CORP. I
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022

Operating costs
General and administrative	$2,346,328	$344,813	$2,978,760	$860,828

Loss from operations	(2,346,328)	(344,813)	(2,978,760)	(860,828)

Other income (expense):
Interest income	1,306,059	4	4,131,698	24
Dividend income	115,463	77,172	115,463	77,172
Unrealized gain	—	56,316	—	150,774
Change in fair value of derivatives	(10,880)	—	(10,880)	—

Net income (loss)	$(935,686)	$(211,321)	$1,257,521	$(632,858)

Weighted average shares outstanding of Class A ordinary shares	18,913,819	26,406,000	22,639,213	26,406,000
Basic and diluted net income (loss) per Class A ordinary shares	$(0.04)	$(0.01)	$0.04	$(0.02)
Weighted-average shares outstanding of Class B ordinary shares	3,892,308	8,433,333	6,150,276	8,433,333
Basic and diluted net income (loss) per Class B ordinary shares	$(0.04)	$(0.01)	$0.04	$(0.02)
The accompanying notes are an integral part of the unaudited condensed financial statements.

LAMF GLOBAL VENTURES CORP. I
UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT
THREE AND SIX MONTHS ENDED JUNE 30, 2023

	Class A Ordinary Shares		Class B Ordinary Shares		Preference shares
	Shares	Amount	Shares	Amount	Shares	Amount	Additional paid in capital	Accumulated deficit	Total shareholders’ deficit
Balance – December 31, 2022	1,106,000	$110	8,433,333	$843	—	$—	$—	$(10,229,221)	$(10,228,268)
Net income	—	—	—	—	—	—	—	2,193,207	2,193,207
Accretion of Class A Ordinary Shares Subject to redemption amount	—	—	—	—	—	—	—	(2,825,600)	(2,825,600)

Balance, March 31, 2023 (unaudited)	1,106,000	110	8,433,333	843	—	—	—	(10,861,614)	(10,860,661)
Net loss	—	—	—	—	—	—	—	(935,686)	(935,686)
Reclassification of shares under Non-Redemption Agreements	—	—	—	—	—	—	293,572	—	293,572
Conversion of ordinary shares	8,433,333	843	(8,433,333)	(843)
Accretion of Class A Ordinary Shares Subject to redemption amount	—	—	—	—	—	—	—	(1,421,522)	(1,421,522)

Balance, June 30, 2023 (unaudited)	9,539,333	$953	—	$—	—	$—	293,572	$(13,218,822)	$(12,924,297)

THREE AND SIX MONTHS ENDED JUNE 30, 2022

	Class A Ordinary Shares		Class B Ordinary Shares		Preference shares
	Shares	Amount	Shares	Amount	Shares	Amount	Additional paid in capital	Accumulated deficit	Total shareholders’ deficit
Balance – December 31, 2021	1,106,000	$110	8,433,333	$843	—	$—	$—	$(8,639,551)	$(8,638,598)
Net loss	—	—	—	—	—	—	—	(421,537)	(421,537)

Balance, March 31, 2022 (unaudited)	1,106,000	110	8,433,333	843	—	—	—	(9,061,088)	(9,060,135)
Net loss	—	—	—	—	—	—	—	(211,321)	(211,321)

Balance, June 30, 2022 (unaudited)	1,106,000	$110	8,433,333	$843	—	$—	$—	$(9,272,409)	$(9,271,456)

The accompanying notes are an integral part of the unaudited condensed financial statements.

LAMF GLOBAL VENTURES CORP. I
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2023	2022

Cash Flows from Operating Activities:
Net income (loss)	$1,257,521	$(632,858)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest and dividends earned on marketable securities held in Trust Account	(4,247,161)	—
Unrealized gain on investments	—	(150,774)
Change in fair value of derivatives	10,880	—
Changes in operating assets and liabilities:
Prepaid expenses	(38,414)	142,328
Accrued expenses	2,092,635	466,742
Due to affiliates	—	12,998
Non-redemption liability	293,573	—

Net cash used in operating activities	(630,966)	(161,564)

Cash Flows from Investing Activities:
Divestment of cash in Trust Account	—	258,060,000
Purchase of investments in Trust Account	—	(258,137,172)
Withdrawal from Trust Account upon redemption of 22,347,384 Class A ordinary shares	235,015,086	—

Net cash provided by (used in) investing activities	235,015,086	(77,172)

Cash Flows from Financing Activities:
Advance from Sponsor	108,333	—
Reclassification of shares under Non-redemption agreements	293,572	—
Redemption of 22,347,384 Class A Ordinary Shares	(235,015,086)	—

Net cash used in financing activities	(234,613,181)	—

Net Change in Cash	(229,061)	(238,736)
Cash – Beginning of period	268,199	881,842

Cash – Ending of period	$39,138	$643,106

The accompanying notes are an integral part of the unaudited condensed financial statements.

LAMF GLOBAL VENTURES CORP. I
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2023
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
As of June 30, 2023, the Company had not yet commenced any operations. All activity for the period from July 20, 2021 (inception) through June 30, 2023 relates to the Company’s formation and the Initial Public Offering (“IPO”), and subsequent to the IPO, the search for a prospective target business. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating
income in the form of interest income on cash from the proceeds derived from the IPO.
Financing
The registration statement for the Company’s IPO was declared effective on November 10, 2021 (the “Effective Date”). On November 16, 2021, the Company consummated the sale of 25,300,000 units, which included the full exercise by the underwriters of their over-allotment option (the “Units” and, with respect to the ordinary shares included in the Units being offered, the “Public Shares”), in the amount of 3,300,000 Units, at a price of $10.00 per Unit, generating gross proceeds of $253,000,000. Simultaneously with the closing of the IPO, the Company consummated the sale of 1,106,000 Private Placement Units at a price of $10.00 per Private Placement Unit in a private placement to LAMF SPAC Holdings I LLC (the “Sponsor”), generating gross proceeds of $11,060,000.
Transaction costs amounted to $15,651,363, including $4,000,000 of underwriting fees, $9,915,000 of deferred underwriting fees and $1,736,363 of other offering costs.
Trust Account
Following the closing of the IPO on November 16, 2021, $258,060,000 ($10.20 per
Unit) from the net proceeds of the sale of the Units in the IPO and the sale of the Private Placement Units was placed in a trust account (the “Trust Account”). As of December 31, 2022, the funds held in the Trust Account were held in cash and United States Treasury securities. As of June 30, 2023, the funds held in the Trust Account were held in Black Rock Liquidity Funds Treasury Trust Fund.
Initial Business Combination
The Company’s management has broad discretion with respect to the specific application of the net proceeds of the IPO and the sale of the Private Placement Units, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination.
The Company must complete one or more initial Business Combinations having an aggregate fair market value of at least 80% of
the assets held in the Trust Account (excluding the deferred underwriting commissions and taxes payable on income earned on the Trust Account) at the time of the agreement to enter into the initial Business Combination. However, the Company will only complete a Business Combination if the post-transaction company owns or acquires

50
% or
more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). There is no assurance the Company will be able to successfully effect a Business Combination.
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
If the Company seeks shareholder approval of the Business Combination, the Company will proceed with a Business Combination if a majority of the shares voted are voted in favor of the Business Combination, or such other vote as required by law or stock exchange rule. If a shareholder vote is not required by applicable law or stock exchange listing requirements and the Company does not decide to hold a shareholder vote for business or other reasons, the Company will, pursuant to the Articles, conduct redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (the “SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, shareholder approval of the transaction is required by applicable law or stock exchange listing requirements, or the Company decides to obtain shareholder approval for business or other reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks shareholder approval in connection with a Business Combination, the Sponsor and the Company’s officers and directors have agreed to vote their Founder Shares (as defined in Note 5) and any Public Shares purchased by them during or after the IPO in favor of approving a Business Combination. Additionally, each Public Shareholder may elect to redeem their Public Shares without voting, and if they do vote irrespective of whether they vote for or against the proposed transaction.
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
If the Company is unable to complete a
Business Combination

by November 16, 2023 (the “Combination Period”) (as may be further extended in accordance with the Extension (as defined below)) the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten
business days thereafter, redeem the Public Shares, at a
per-share
price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (which interest shall be net of taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish the Public Shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and the Company’s board of directors, liquidate and dissolve, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.
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
agreements (the
“Non-Redemption
Agreements”) with unaffiliated third-party investors (the “Investors”), pursuant to which the Investors have, in connection with the Extension, agreed not to redeem, or to reverse and revoke any prior redemption election with respect to an aggregate of 2,888,000 Public shares (the
“Non-Redeemed
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
On May 11, 2023, at an extraordinary general meeting of shareholders of the Company, the Company’s shareholders approved an amendment to the Articles to provide the Company with the right to extend the date by which the Company must consummate a Business Combination to November 16, 2023 (the “Extended Date”) (the “Initial Extension”) and to allow the Company, without another shareholder vote, by resolution of the Company’s board of directors, to elect to further extend the Extended Date in one-month
increments up to six additional times (each, an “Additional Monthly Extension”) up to May 16, 2024 (the Initial Extension and the option to extend for Additional Monthly Extensions are collectively referred to as the “Extension”). The Company’s shareholders also approved a proposal (the “Redemption Limitation Amendment Proposal”) to amend the Articles to eliminate (i) the limitation that the Company may not redeem Public Shares in an amount that would cause the Company’s net tangible assets to be less than
$5,000,001 and (ii)
the limitation that the Company shall not consummate a Business Combination unless the Company has net tangible assets of at least

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
Shares properly exercised their right to redeem their Public Shares for cash at a redemption price of approximately
$10.52 per
share, for an aggregate redemption amount of
$235,015,086. After
the satisfaction of such redemptions, the balance in the Company’s Trust Account is
$31,232,249.
Following the approval of the proposals at the extraordinary general meeting of shareholders of the Company, the holders of the Founder Shares elected to convert all of the 8,433,333 Founder Shares into Class A ordinary shares. As a result of the redemptions described above and the conversion of the Founder Shares, there are an aggregate of 12,491,949 Class A ordinary shares outstanding, comprised of 2,952,616 Class A ordinary shares held by Public Shareholders, 1,106,000 Class A ordinary shares initially sold as part of the Private Placement Units issued to the Sponsor in connection with the IPO, and 8,433,333 Class A ordinary shares that were converted from the Founder Shares.

Liquidity and Going Concern
As of June 30, 2023, the Company had cash outside the Trust Account of $39,138 and working capital deficit of $3,109,297. All remaining cash held in the Trust Account is generally unavailable for the Company’s use, prior to an initial Business Combination, and is restricted for use either in a Business Combination or to redeem ordinary shares. As of June 30, 2023, none of the amounts in the Trust Account were available to be withdrawn as described above.
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
The Company anticipates that the $39,138 outside
of the Trust Account as of June 30, 2023, along with a potential loan(s) from the Sponsor, will not be sufficient to allow the Company to operate until November 16, 2023 (as may be further extended in accordance with the Extension), assuming that a Business Combination is not consummated during that time. The Company’s liquidity requirement, the date for mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. Until the consummation of its Business Combination, the Company will be using the funds not held in the Trust Account, and any additional Working Capital Loans from the Initial Shareholders, the Company’s officers and directors, or their respective affiliates, for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the Business Combination.
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
“Going Concern,” as of June 30, 2023, management has determined the liquidity condition and date for mandatory liquidation and subsequent redemption of shares raises substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the date of the issuance of these condensed financial statements. The Company intends to complete its initial Business Combination before the mandatory liquidation date; however, there can be no assurance that the Company will be able to consummate a Business Combination by November 16, 2023 (as may be further extended in accordance with the Extension). These unaudited condensed financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as going concern.
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
The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the SEC on March 31, 2023.
The interim results for the three and six months ended June 30, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or for any future interim periods.
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
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2023, and December 31, 2022.
Cash and Investments Held in Trust Account
As of June 30, 2023, the balance held in the Trust Account of $31,232,249 was held in United States Treasury securities. As of December 31, 2022, the balance held in the Trust Account of which $1,584 was held in cash and $261,998,590 was held in U.S. Treasury Bills. The Company classifies its United States Treasury securities, if any, as trading in accordance with Financial Accounting Standards Board (“FASB”) ASC Topic 320, “Investments-Debt and Equity Securities.” Trading securities are presented on the condensed balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities are included in interest and dividend income in the accompanying condensed statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.
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

Non-redemption Agreement
On May 5 and May 8, 2023, the Sponsor entered into Non-Redemption Agreements with various shareholders of the Company pursuant to which these shareholders have committed not to redeem their shares in connection with the Special Meeting held on May 12, 2023, but still retained their right to redeem in connection with the closing of the Business Combination. The commitment to not redeem was accepted by holders of 2,888,000 shares of Class A ordinary shares. In consideration of this agreement, the Sponsor agreed to transfer a portion of its Class B ordinary shares to the Non-Redeeming Shareholders.
The Company accounts for non-redemption agreements under the applicable authoritative guidance in ASC 480 and FASB ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). Management’s assessment considers whether the arrangements are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the arrangements meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own ordinary shares, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of non-redemption agreement issuance and as of each subsequent quarterly period end date for which the number of shares due to be transferred under the agreement are possible but remain undetermined. As of June 30, 2023, the Non-Redemption liability consists of 606,480 shares with an estimated fair value of $304,453.
Changes in the estimated fair value of the non-redemption agreements are recognized as a non-cash gain or loss on the unaudited condensed statements of operations. The fair value of the non-redemption agreements was estimated using inputs such as the price of the underlying stick, the market interest rate, the likelihood of completion of a transaction and the time remaining to a possible transaction.
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
The Class A ordinary shares reflected on the condensed balance sheets are reconciled in the following table:

Gross proceeds from IPO	$253,000,000
Less:
Proceeds allocated to Public Warrants	(14,294,500)
Class A ordinary shares issuance costs	(14,451,363)
Plus:
Accretion of carrying value to redemption value for the year ended December 31, 2022	37,646,076
Class A ordinary shares subject to possible redemption at December 31, 2022	261,900,213
Less: Class A ordinary shares redeemed from the Trust Account	(235,015,086)
Plus:
Accretion of carrying value to redemption value for the six months ended June 30, 2023	4,247,122
Class A ordinary shares subject to possible redemption at June 30, 2023	$31,132,249
Net Income (Loss) per Ordinary Share
The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net income (loss) per ordinary share is computed by dividing net income (loss) by the weighted; average number of ordinary shares outstanding for the period. Accretion associated with the redeemable shares of C las
s A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

	For the three months ended June 30, 2023		For the three months ended June 30, 2022		For the six months ended June 30, 2023		For the six months ended June 30, 2022

Basic and diluted net income (loss) per share:
Numerator:	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Allocation of net income (loss) including carrying value to redemption	$(775,993)	$(159,693)	$(160,168)	$(51,513)	$988,878	$268,643	$(479,666)	$(153,192)
Denominator:
Weighted average shares outstanding	18,913,819	3,892,308	26,406,000	8,433,333	22,639,213	6,150,276	26,406,000	8,433,333
Basic and diluted net income (loss) per share	$(0.04)	$(0.04)	$(0.01)	$(0.01)	$0.04	$0.04	$(0.02)	$(0.02)

Offering Costs associated with the Initial Public Offering
Deferred offering costs consist of professional fees incurred through the unaudited condensed balance sheet date that are directly related to the IPO. Offering costs amounting to $15,651,363 were charged to temporary shareholders’ equity upon the completion of the IPO.
Income Taxes
ASC Topic 740, “Income Taxes,” prescribes a recognition threshold and a measurement attribute for the unaudited condensed financial statements recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of June 30, 2023 and December 31, 2022, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
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
NOTE 3—INITIAL PUBLIC OFFERING
Pursuant to the IPO, the Company sold 25,300,000 Units (including 3,300,000 Units as part of the underwriters’ full exercise of the over-allotment option) at a price of $10.00 per Unit. Each Unit consists of one Class A ordinary share and one-half
of one redeemable warrant (each whole warrant, a “Public Warrant” and, together with the Private Placement Warrants (as defined in Note 4), the “Warrants”). Each Public Warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment (see Note 7). The Warrants will become exercisable 30 days after the completion of the initial
Business Combination
, which may be within
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
NOTE 5—RELATED PARTY TRANSACTIONS
Founder Shares
On September 3, 2021, the Sponsor paid $25,000, or approximately $0.003 per share, to cover formation costs in exchange for an aggregate of 7,666,667 Class B ordinary shares, par value $0.0001 per share (the “Founder Shares”). On November 10, 2021, the Company effected a share capitalization pursuant to which an additional 766,666 Founder Shares were issued to the Sponsor. All shares and associated amounts have been retroactively restated to reflect the share capitalization, resulting in an aggregate of 8,433,333 Founder Shares outstanding as of June 30, 2023 and December 31, 2022. As described in Note
1
, in connection with the Extension, all 8,433,333 Class B ordinary shares were converted into 8,433,333 Class A ordinary shares on May 11, 2023, resulting in no
Class B ordinary shares outstanding.
The Initial Shareholders have agreed not to transfer, assign or sell any of their Founder Shares until the earliest to occur of (i) (x) with respect to one-third
of such shares, until consummation of the initial
Business Combination
, (y) with respect to
one-third
of such shares, until the closing price of the Class A ordinary shares exceeds $12.00 for any 20 trading days within a
30-trading
day period following the consummation of the initial
Business Combination

and (z) with respect to
one-third
of such shares, until the closing price of the Class A ordinary shares exceeds $15.00 for any 20 trading days within a
30-trading
day period following the consummation of the initial
Business Combination
; (ii)
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
per unit at the option of the lender. The units would be identical to the Private Placement Units. At June 30, 2023 and December 31, 2022
, no such Working Capital Loans were outstanding.
Due to Affiliate
Affiliates of the Company advanced $88,196 for the cost of certain regulatory fees incurred by the Company. Management will reimburse this amount to the affiliate. At both
June 30, 2023 and December 31, 2022, balance due to affiliate totaled $88,196
.
Sponsor of the Company advanced $108,333 for the cost of certain regulatory fees incurred by the Company. Management will reimburse this amount to the affiliate. At June 30, 2023, balance due to Sponsor totaled $108,333.
Administrative Services Agreement
On November 10, 2021, the Company entered into an agreement to pay the Sponsor (and/or its affiliates or designees) an aggregate of $20,000 per month for office space and, secretarial and administrative services. For both six months ended June 30, 2023 and 2022, the Company incurred $120,000 of administrative services under the arrangement.
As of June 30, 2023, and December 31, 2022, amount
s
due to Sponsor
were
$40,000 and $0

and recorded
in accrued expenses in the condensed balance sheets, respectively. Upon the earlier of the Company’s consummation of a Business Combination or its liquidation, the Company will cease paying these monthly fees.
NOTE 6—COMMITMENTS AND CONTINGENCIES
Risks and Uncertainties
Management is continuing to evaluate the impact of the
COVID-19
pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations, close of the IPO and/or search for a target company, the specific impact is not readily determinable as of the date of issuance of these unaudited condensed financial statements. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.
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
Registration Rights
The holders of the Founder Shares, Private Placement Units, Private Placement Shares, Private Placement Warrants, the Class A ordinary shares underlying the Private Placement Warrants and Private Placement Units that may be issued upon conversion of the Working Capital Loans will have registration rights to require the Company to register a sale of any of the Company’s securities held by them pursuant to the registration rights agreement signed on the effective date of the IPO. The holders of these securities are entitled to make up to three demands, excluding short-form demands, that the Company register such securities. In addition, the holders have certain “piggyback” registration rights with respect to registration statements filed subsequent to the completion of the initial
Business Combination
.
Underwriting Agreement
The Company granted the underwriters of the IPO a
45-day
option from the date of the IPO to purchase up to an additional 3,300,000 Units to cover over-allotments, if any, at the IPO price less underwriting discounts. On November 16, 2021, the underwriters elected to fully exercise the over- allotment option and purchased 3,300,000 units.
The underwriters of the IPO received a cash underwriting discount of two percent (2%) of the gross proceeds of 20,000,000 of the Units sold in the IPO, or $4,000,000. The underwriters are entitled to deferred underwriting discounts of 2% of the gross proceeds of 2,000,000 Units, 3.5% of the gross proceeds of 22,000,000 Units, and 5.5% of the gross proceeds of all Units sold in the IPO ($9,915,000 in the aggregate) held in the Trust Account upon the completion of the initial
Business Combination
, subject to the terms of the underwriting agreement.

Advisors’ Agreement
In connection with the IPO, the Company engaged Cohen & Company Capital Markets, a division of J.V.B. Financial Group, LLC (“CCM”), an affiliate of a passive member of the Sponsor, to provide consulting and advisory services in connection with the IPO, for which it received an advisory fee equal to 0.6% of the aggregate proceeds of the IPO. Affiliates of CCM have and manage investment vehicles with a passive investment in the Sponsor. Of such amount, $1,200,000 was paid at the closing of the IPO with the remainder deferred until the consummation of the Company’s initial
Business Combination
. Such amount was included as part of the offering costs for the IPO. The underwriters of the IPO agreed to reimburse the Company for this cost; a total of $1,175,000 was received from the underwriters at the time of closing of the IPO, and an additional $25,000 was paid by the underwriters to cover legal fees that were part of the offering costs. An additional fee of 1.05% of the IPO proceeds is to be paid to CCM to serve as an advisor in connection with the Company’s initial
Business Combination

upon consummation of the Company’s initial
Business Combination
. All fees under this agreement are subject to reimbursement to the Company from the underwriters. Accordingly, a reimbursement receivable and deferred advisory fee payable of $2,974,500 has been reflected in the accompanying unaudited condensed balance sheets.
NOTE 7 — SHAREHOLDERS’ DEFICIT
Preference Shares
– The
Company is authorized to issue a total of 1,000,000 preference shares at par value of $0.0001 each. At June 30, 2023 and December 31, 2022, there were no preference shares issued or outstanding.
Class
 A Ordinary Shares
– The
Company is authorized to issue a total of 500,000,000 Class A ordinary shares at par value of $0.0001 each. At June 30, 2023, and December 31, 2022, there were 9,539,333 and 1,106,000 Class A ordinary shares issued and outstanding
Class
 B Ordinary Shares
–
The
Company is authorized to issue a total of 50,000,000 Class B ordinary shares at par value of $0.0001 each. As of June 30, 2023, and December 31, 2022, there were 0 and 8,433,333 Class B ordinary shares issued and outstanding
, respectively
. Due to the full exercise of the over- allotment by the underwriters on November 16, 2021, no shares are subject to forfeiture (see Note
6
). In connection with the Extension, all 8,433,333 Class B ordinary shares were converted into 8,433,333 Class A ordinary shares on May 11, 2023, resulting in no Class B ordinary shares outstanding.
Prior to their conversion into Class A ordinary shares, the Class B ordinary shares would have automatically converted into Class A ordinary shares concurrently with or immediately following the consummation of the initial Business Combination on a one-for-one basis,
subject to adjustment for share splits, share dividends, reorganizations, recapitalizations and the like, and subject to further adjustment. In the case that additional Class A ordinary shares or equity-linked securities are issued or deemed issued in connection with the initial Business Combination, the number of Class A ordinary shares issuable upon conversion of all Class B ordinary shares would have equaled, in the aggregate
, 25% of
the total number of Class A ordinary shares outstanding after such conversion (after giving effect to any redemptions of Class A ordinary shares by Public Shareholders and not including the Private Placement Shares), including the total number of Class A ordinary shares issued, or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of the initial Business Combination, excluding any Class A ordinary shares or equity-linked securities or rights exercisable for or convertible into Class A ordinary shares issued, or to be issued, to any seller in the initial Business Combination and any Private Placement Units issued to the Sponsor, officers or directors upon conversion of Working Capital Loans, provided that such conversion of Class B ordinary shares would never have occurred on a less than one-for-one
basis. Following the conversion of the Class B ordinary shares into Class A ordinary shares on May 11, 2023 as described in Note 1 and above, the Founder Shares no longer have such anti-dilution protection.
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
Class A ordinary share (with such issue price or effective issue price to be determined in good faith by the board of directors and, in the case of any such issuance to the Initial Shareholders or their affiliates, without taking into account any Founder Shares or Private Placement Shares held by the Initial Shareholders or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”) (y) the aggregate gross proceeds from such issuances represent more than

60
% of
the total equity proceeds, and interest thereon, available for the funding of the initial Business Combination on the date of the consummation of the initial Business Combination (net of redemptions), and (z) the volume weighted average trading price of the Class A ordinary shares during the
20-trading
day-period
starting on the trading day after the day on which the Company consummates the initial
B
usiness
C
ombination (such price, the “Market Value”) is below $
9.20
per share, the exercise price of the Warrants will be adjusted (to the nearest cent) to be equal to
115
% of the higher of the Market Value and the Newly Issued Price, and the $
18.00
per share redemption trigger price described below will be adjusted (to the nearest cent) to be equal to
180
% of the higher of the Market Value and the Newly Issued Price.

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
Once the Warrants become exercisable, the Company may redeem the outstanding Warrants for cash:

•	in whole and not in part;

•	at a price of $ 0.01 per Warrant;

•	upon a minimum of 30 days’ prior written notice of redemption (the “ 30 -day redemption period”); and
if, and only if, the closing price of the Class A ordinary shares equals or exceeds $18.00 per share (as adjusted for share splits, share capitalizations, reorganizations, recapitalizations and the like and for certain issuances of Class A ordinary shares and equity-linked securities for capital raising purposes in connection with the closing of the initial
Business Combination
) for any 20 trading days within a
30-trading
day-period
ending on the third trading day prior to the date on which the Company sends the notice of redemption to the Warrant holders.
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

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at June 30, 2023 and December 31, 2022, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	June 30, 2023	Level	December 31, 2022
Investments held in Trust Account – United States Treasury securities		—	1	$261,998,590
Investments held in Trust Account – Treasury Trust Fund	1	$31,232,249		—
Non-redemption agreement derivative liability	3	$304,453		—
Non-redemption Agreements
The non-redemption agreements are classified as Level 3. The key inputs into the discounted cash flow method for the Non-redemption Agreements were as follows at June 30, 2023:

Input	June 30, 2023
Expected term (years)	.80
Probability of completion of a business combination	5%
Discount rate	8.25%
Fair value of the ordinary share price	$10.48
The following table presents the changes in the fair value of the derivative Non-redemption liabilities:

Fair value as of January 1, 2023	$—
Issuance of Non-redemption Agreements	587,145
Reclassification of Non-redemption Agreements to additional paid in capital	(293,572)
Change in fair value of derivative warrant liabilities	10,880

Fair value as of June 30, 2023	$304,453
At
June 30, 2023, assets held in the Trust Account were comprised of $31,232,249 in the Blackrock Liquidity Funds Treasury Trust Fund and at December 31, 2022, the Trust Account comprised of $261,998,590 in United States Treasury securities and $1,584 in cash. During the three and six months ended June 30, 2023, and 2022, the Company did not withdraw any interest income from the Trust Account. In May 2023, $235,015,086 was withdrawn from the account to redeem Class A ordinary shares.
NOTE 9—SUBSEQUENT EVENTS
On August 17, 2023, the Company entered into a business combination agreement (the “Business Combination Agreement”) pursuant to which the Company will engage in a business combination transaction with Nuvo Group Ltd., a limited liability company organized under the State of Israel (“Nuvo”) (the “Nuvo Transaction”). The public company ultimately resulting from the completion of the Nuvo Transaction will be Holdco Nuvo Group D.G. Ltd., a limited liability company organized under the laws of the State of Israel (“Holdco”). The parties to the Business Combination Agreement are the Company, Nuvo, Holdco, Nuvo Assetco Corp., a Cayman Islands exempted company and a wholly owned subsidiary of Holdco, and H.F.N. Insight Merger Company Ltd., a limited liability company organized under the laws of the State of Israel and a wholly owned subsidiary of the Company.
The Nuvo Transaction is expected to close in the first quarter of 2024 and is subject to the satisfaction or waiver of certain customary closing conditions of the respective parties as set forth in the Business Combination Agreement.
Concurrently with the execution of the Business Combination Agreement, the Company entered into (a) a sponsor support agreement with the Sponsor and other Company insiders party thereto (the “Sponsor Parties”), Holdco, and Nuvo, pursuant to which the Sponsor Parties agreed to vote in favor of the adoption and approval of the Nuvo Transaction, be bound by certain other covenants and agreements related to the Nuvo Transaction, be bound by certain transfer restrictions with respect to their securities of the Company during the pendency of the Nuvo Transaction, and not redeem any Class A ordinary shares in connection with the Nuvo Transaction; and (b) a shareholder support agreement with Nuvo, Holdco and certain shareholders of Nuvo (“Nuvo Shareholders”), pursuant to which Nuvo Shareholders agreed, among other things, to vote in favor of the adoption and approval of the Nuvo Transaction, be bound by certain other covenants and agreements related to the Nuvo Transaction and be bound by certain transfer restrictions with respect to their Nuvo securities during the pendency of the Nuvo Transaction.

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

Results of Operations

We have neither engaged in any operations (other than searching for a Business Combination after the IPO) nor generated any revenues to date. Our only activities from inception through June 30, 2023 were organizational activities, those necessary to prepare for the IPO, described below. We do not expect to generate any operating revenues until after the completion of our Business Combination. We expect to generate non-operating income in the form of interest income on marketable securities held after the IPO. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2023, we had a net loss of $935,686, which consisted of interest income of $1,306,059, dividend income of $115,463, offset by general and administrative costs of $2,346,328 and change in the fair value of the derivative of $10,088.

For the three months ended June 30, 2022, we had a net loss of $211,321, which consisted of interest income of $4, dividend income of $77,172 and gains on investments held of $56,316, offset by general and administrative costs of $344,813.

For the six months ended June 30, 2023, we had a net income of $1,257,521, which consisted of interest and dividend income of $4,247,161, offset by general and administrative costs of $2,978,760 and change in the fair value of the derivative of $10,880.

For the six months ended June 30, 2022, we had a net loss of $632,858, which consisted of interest income of $24 dividend income of $77,172 and gains on investments held of $150,774, offset by general and administrative costs of $860,828.

Liquidity and Capital Resources

As of June 30, 2023, we had cash of $39,138 and working capital deficit of $3,109,297.

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

Following the IPO, the proceeds of $258,060,000 ($10.20 per Unit) from the sale of the Units in the IPO and the sale of the Private Placement Units were held in the Trust Account, which included the deferred underwriting commissions of $9,915,000, that were held in the Trust Account and were invested or had bore interest since February 3, 2022. Previously, the proceeds were held in cash. The proceeds are only invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. $503,106 are not held in the Trust Account.

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

The Company’s operations following the closing of the Initial Public Offering have been funded by the portion of the proceeds from the sale of Private Placement Warrants not held in the Trust Account. The Company may raise additional capital through loans or additional investments from the Sponsor or the Sponsor’s members. The Sponsor is not obligated to loan the Company additional funds or make additional investments, but may do so from time to time to meet the Company’s working capital needs. Management has determined that if the Company is unable to complete a Business Combination during the Combination Period (as defined in Note 1), then the Company will cease all operations except for the purpose of liquidating. In connection with the Company’s assessment of going concern considerations in accordance with ASC 205-40, “Going Concern,” as of June 30, 2023, management has determined the liquidity condition, the date for mandatory liquidation and subsequent redemption of shares raises substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the date of the issuance of these condensed financial statements. The Company intends to complete its initial Business Combination before the mandatory liquidation date; however, there can be no assurance that the Company will be able to consummate any Business Combination by November 16, 2023 (as may be further extended in accordance with the Extension). These unaudited condensed financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as going concern.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of June 30, 2023 and December 31, 2022.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of June 30, 2023, we were not subject to any market or interest rate risk. Following the consummation of the IPO, the net proceeds of the IPO was not invested or bore interest. After January 1, 2022, proceeds held in the Trust Account were invested only in U.S. government treasury obligations with a maturity of 185 days or less or in certain money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there is no associated material exposure to interest rate risk.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the quarter ended June 30, 2023, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the most recent fiscal quarter covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our Annual Report on Form 10-K for the year ended December 31, 2022 (the “2022 Annual Report on Form 10-K”) and in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 (the “2023 01 Quarterly Report on Form 10-Q). Any of those factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

In addition to the risks and uncertainties discussed in this Quarterly Report, including those disclosed in Part I, Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations, you should carefully consider the risks under the heading “Risk Factors” in Part I, Item 1A. Risk Factors in our 2022 Annual Report on Form 10-K and in Item 1A. Risk Factors in our 2023 Q1 Quarterly Report on Form 10-Q. These risks are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may materially adversely affect our business, financial condition or results of operations.

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

LAMF GLOBAL VENTURES CORP. I

Date: August 21, 2023		/s/ Morgan Earnest
	Name:	Morgan Earnest
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)