Form 10-Q
period 2023-09-30
LAMF Global Ventures Corp. I
filed 2023-11-17
CIK 1879297

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023

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
17
,
 2023, there were 12,491,949 Class A ordinary shares, $0.0001 par value per share issued and outstanding.

LAMF GLOBAL VENTURES CORP. I

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2023

i

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
LAMF GLOBAL VENTURES CORP. I
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2023 (Unaudited)	December 31, 2022
Assets
Current Assets
Cash	$95,615	$268,199
Prepaid expenses	147,595	213,411

Total current assets	243,210	481,610

Other Assets
Cash and investments in Trust Account	31,635,094	262,000,174
Reimbursement receivable	—	2,974,500

Total other assets	31,635,094	264,974,674

Total assets	$31,878,304	$265,456,284

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit Liabilities
Current Liabilities
Due to Sponsor	$88,196	$88,196
Sponsor advance	500,000	—
Accrued expenses	4,385,296	806,643
Non-redemption liability	453,184	—

Total current liabilities	5,426,676	894,839

Long-Term Liabilities
Deferred underwriting fee payable	9,915,000	9,915,000
Deferred advisory fees payable	2,974,500	2,974,500

Total long-term liabilities	12,889,500	12,889,500

Total liabilities	18,316,176	13,784,339

Commitments and Contingencies
Class A Ordinary Shares subject to possible redemption, 2,952,616 at $10.69 per share a t September 30, 2023 and 25,300,000 at $10.35 per share a t December 31, 2022	31,535,094	261,900,213
Shareholders’ Deficit
Preference Shares; $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding at September 30, 2023 and December 31, 2022	—	—
Class A Ordinary Shares; $0.0001 par value; 500,000,000 shares authorized; 9,539,333 issued and outstanding (excluding 2,952,616 shares subject to possible redemption) as of September 30, 2023 and 1,106,000 issued and outstanding as of December 31, 2022	953	110
Class B Ordinary Shares; $0.0001 par value; 50,000,000 shares authorized; none issued and outstanding as of September 30, 2023 and 8,433,333 issued and outstanding as of December 31, 2022	—	843
Additional paid-in capital	293,572	—
Accumulated deficit	(18,267,491)	(10,229,221)

Total Shareholders’ Deficit	(17,972,966)	(10,228,268)

Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$31,878,304	$265,456,284

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

LAMF GLOBAL VENTURES CORP. I
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Operating costs
General and administrative	$4,899,938	$258,008	$7,878,698	$1,118,836

Loss from operations	4,899,938	258,008	7,878,698	1,118,836

Other income (expense):
Interest income	—	—	4,131,698	24
Dividend income	402,845	675,390	518,308	752,562
Unrealized gain	—	724,985	—	875,759
Change in fair value of derivatives	(148,731)	—	(159,611)	—

Net income (loss)	$(4,645,824)	$1,142,367	$(3,388,303)	$509,509

Weighted average shares outstanding of Class A ordinary shares	12,491,949	26,406,000	19,219,622	26,406,000
Basic and diluted net income (loss) per Class A ordinary shares	$(0.37)	$0.03	$(0.15)	$0.01
Weighted-average shares outstanding of Class B ordinary shares	—	8,433,333	4,077,656	8,433,333
Basic and diluted net income (loss) per Class B ordinary shares	$0.00	$0.03	$(0.15)	$0.01
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

LAMF GLOBAL VENTURES CORP. I
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT
THREE AND NINE MONTHS ENDED
SEPTEMBER 30, 2023

	Class A Ordinary Shares		Class B Ordinary Shares		Preference Shares
	Shares	Amount	Shares	Amount	Shares	Amount	Additional paid-in capital	Accumulated deficit	Total shareholders’ deficit
Balance – December 31, 2022	1,106,000	$110	8,433,333	$843	—	$—	$—	$(10,229,221)	$(10,228,268)
Net income	—	—	—	—	—	—	—	2,193,207	2,193,207
Accretion of Class A Ordinary Shares Subject to redemption amount	—	—	—	—	—	—	—	(2,825,600)	(2,825,600)

Balance, March 31, 2023 (unaudited)	1,106,000	110	8,433,333	843	—	—	—	(10,861,614)	(10,860,661)
Net loss	—	—	—	—	—	—	—	(935,686)	(935,686)
Reclassification of shares under Non-Redemption Agreements	—	—	—	—	—	—	293,572	—	293,572
Conversion of ordinary shares	8,433,333	843	(8,433,333)	(843)
Accretion of Class A Ordinary Shares Subject to redemption amount	—	—	—	—	—	—	—	(1,421,522)	(1,421,522)
Balance, June 30, 2023 (unaudited)	9,539,333	953	—	—	—	—	293,572	(13,218,822)	(12,924,297)

Net loss	—	—	—	—	—	—	—	(4,645,824)	(4,645,824)
Accretion of Class A Ordinary Shares Subject to redemption amount	—	—	—	—	—	—	—	(402,845)	(402,845)

Balance, September 30, 2023 (unaudited)	9,539,333	$953	—	$—	—	$—	293,572	$(18,267,491)	$(17,972,966)
THREE AND NINE MONTHS ENDED
SEPTEMBER 30, 2022

	Class A Ordinary Shares		Class B Ordinary Shares		Preference Shares
	Shares	Amount	Shares	Amount	Shares	Amount	Additional paid-in capital	Accumulated deficit	Total shareholders’ deficit
Balance – December 31, 2021	1,106,000	$110	8,433,333	$843	—	$—	$—	$(8,639,551)	$(8,638,598)
Net loss	—	—	—	—	—	—	—	(421,537)	(421,537)

Balance, March 31, 2022 (unaudited)	1,106,000	110	8,433,333	843	—	—	—	(9,061,088)	(9,060,135)
Net loss	—	—	—	—	—	—	—	(211,321)	(211,321)

Balance, June 30, 2022 (unaudited)	1,106,000	110	8,433,333	843	—	—	—	(9,272,409)	(9,271,456)

Net income	—	—	—	—	—	—	—	1,142,367	1,142,367
Accretion of Class A Ordinary Shares Subject to redemption amount	—	—	—	—	—	—	—	(1,528,360)	(1,528,360)
Balance, September 30, 2022 (unaudited)	1,106,000	$110	8,433,333	$843	—	$—	$—	$(9,658,402)	$(9,657,449)
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

LAMF GLOBAL VENTURES CORP. I
UNAUDITED CONDENSED
CONSOLIDATED
STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2023	2022
Cash Flows from Operating Activities:
Net income (loss)	$(3,388,303)	$509,509
Adjustments to reconcile net income (loss) to net cash ( used in) provided by operating activities:
Interest and dividends earned on marketable securities held in Trust Account	(4,650,006)	—
Unrealized gain on investments	—	(875,759)
Change in fair value of derivatives	159,611	—
Advisory Fee Reimbursement Write Off	2,974,500
Non-redemption liability	293,573	—
Changes in operating assets and liabilities:
Prepaid expenses	65,816	243,245
Accrued expenses	3,578,653	483,833
Due to affiliates	—	12,998

Net cash (used in) provided by operating activities	(966,156)	373,826

Cash Flows from Investing Activities:
Proceeds from sale of investments in Trust Account	—	774,989,661
Purchase of investments in Trust Account	—	(775,742,223)
Withdrawal from Trust Account upon redemption of 22,347,384 Class A ordinary shares	235,015,086	—

Net cash provided by (used in) investing activities	235,015,086	(752,562)

Cash Flows from Financing Activities:
Advance from Affiliates	500,000	—
Reclassification of shares under non-redemption agreements	293,572	—
Redemption of 22,347,384 Class A ordinary shares	(235,015,086)	—

Net cash used in financing activities	(234,221,514)	—

Net decrease in cash	(172,584)	(378,736)
Cash – Beginning of period	268,199	881,842

Cash – End of period	$95,615	$503,106

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

LAMF GLOBAL VENTURES CORP. I
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2023
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
As of September 30, 2023, the Company had not yet commenced any operations. All activity for the period from July 20, 2021 (inception) through September 30, 2023 relates to the Company’s formation and the initial public offering (the “IPO”), and subsequent to the IPO, the search for a prospective target business. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating
income in the form of interest income on cash from the proceeds derived from the IPO.
Financing
The registration statement for the IPO was declared effective on November 10, 2021 (the “Effective Date”). On November 16, 2021, the Company consummated the sale of 25,300,000 units, which included the full exercise by the underwriters of their over-allotment option (the “Units” and, with respect to the ordinary shares included in the Units being offered, the “Public Shares”), in the amount of 3,300,000 Units, at a price of $10.00 per Unit, generating gross proceeds of $253,000,000. Simultaneously with the closing of the IPO, the Company consummated the sale of 1,106,000 private placement units (the “Private Placement Units”) at a price of $10.00 per Private Placement Unit in a private placement to LAMF SPAC Holdings I LLC (the “Sponsor”), generating gross proceeds of $11,060,000.
Transaction costs amounted to $15,651,363, including $4,000,000 of underwriting fees, $9,915,000 of deferred underwriting fees and $1,736,363 of other offering costs.
Trust Account
Following the closing of the IPO on November 16, 2021, $258,060,000 ($10.20
per Unit) from the net proceeds of the sale of the Units in the IPO and the sale of the Private Placement Units was placed in a trust account (the “Trust Account”). As of December 31, 2022, the funds held in the Trust Account were held in cash and United States Treasury securities. As of September 30, 2023, the funds held in the Trust Account were held in Black Rock Liquidity Funds Treasury Trust Fund. As of September 30, 2023, the balance in the trust account is $31,635,094.
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
The Company will provide the holders (the “Public Shareholders”) of the outstanding Class A ordinary shares, par value $0.0001 per share (“Class A ordinary shares”), included in the Units sold in the IPO with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a proposed Business Combination or conduct a tender offer will be made by the Company. The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.20 per Public Share, plus any pro rata interest then in the Trust Account, net of taxes payable). There will be no redemption rights with respect to the Warrants (as defined in Note 3).

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
If the Company seeks shareholder approval of a Business Combination, the Company will proceed with a Business Combination if a majority of the shares voted are voted in favor of the Business Combination, or such other vote as required by law or stock exchange rule. If a shareholder vote is not required by applicable law or stock exchange listing requirements and the Company does not decide to hold a shareholder vote for business or other reasons, the Company will, pursuant to the Articles, conduct redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (the “SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, shareholder approval of the transaction is required by applicable law or stock exchange listing requirements, or the Company decides to obtain shareholder approval for business or other reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks shareholder approval in connection with a Business Combination, the Sponsor and the Company’s officers and directors have agreed to vote their Founder Shares (as defined in Note 5) and any Public Shares purchased by them during or after the IPO in favor of approving a Business Combination. Additionally, each Public Shareholder may elect to redeem their Public Shares without voting, and if they do vote irrespective of whether they vote for or against the proposed transaction.
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
If the Company is unable to complete a Business Combination by December 16, 2023 (the “Combination Period”) (as may be further extended in accordance with the Extension (as defined below)) the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (which interest shall be net of taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish the Public Shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and the Company’s board of directors, liquidate and dissolve, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.
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
On December 30, 2021, the Company announced that holders of the Units sold in the IPO may elect to separately trade the Class A ordinary shares and Public Warrants included in the Units commencing on or about December 30, 2021. Each Unit consists of one Class A ordinary share and one-half
of one redeemable Warrant to purchase one Class A ordinary share. Any Units not separated will continue to trade on the Nasdaq under the symbol “LGVCU,” and the Class A ordinary shares and Public Warrants will separately trade on Nasdaq under the symbols “LGVC” and “LGVCW,” respectively. No fractional Warrants will be issued upon separation of the Units and only whole Warrants will trade. Holders of Units will need to have their brokers contact Continental Stock Transfer & Trust Company, the Company’s transfer agent, in order to separate the Units into Class A ordinary shares and Warrants.
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
On May 11, 2023, at an extraordinary general meeting of shareholders of the Company, the Company’s shareholders approved an amendment to the Articles to provide the Company with the right to extend the date by which the Company must consummate a Business Combination to November 16, 2023 (the “Extended Date”) (the “Initial Extension”) and to allow the Company, without another shareholder vote, by resolution of the Company’s board of directors, to elect to further extend the Extended Date in one-month
increments up to six additional times (each, an “Additional Monthly Extension”) up to May 16, 2024 (the Initial Extension and the option to extend for Additional Monthly Extensions are collectively referred to as the “Extension”). On November
13
,
 2023
 the board of directors of the Company elected to extend the Extended Date to December 16, 2023 through an Additional Monthly Extension. The Company’s shareholders also approved a proposal (the “Redemption Limitation Amendment Proposal”) to amend the Articles to eliminate (i) the limitation that the Company may not redeem Public Shares in an amount that would cause the Company’s net tangible assets to be less than $
5,000,001 and (ii) the limitation that the Company shall not consummate a Business Combination unless the Company has net tangible assets of at least $5,000,001 immediately prior to, or upon consummation of, or any greater net tangible asset or cash requirement that may be contained in the agreement relating to, such Business Combination. The Company’s shareholders also approved a proposal (the “Founder Share Amendment Proposal”) to provide for the right of a holder of the Founder Shares to convert such shares into Class A ordinary shares on a one-for-one
basis at any time and from time to time prior to the closing of a Business Combination at the election of the holder. In connection with the vote to approve the Extension, the holders of 22,347,384 Public Shares properly exercised their right to redeem their Public Shares for cash at a redemption price of approximately $10.52 per share, for an aggregate redemption amount of $235,015,086.
After the satisfaction of such redemptions, the balance in the Trust Account at September 30, 2023 is $
31,635,094.
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

Liquidity and Going Concern
As of September 30, 2023, the Company had cash outside the Trust Account of $95,615 and working capital deficit of $5,183,466. All remaining cash held in the Trust Account is generally unavailable for the Company’s use, prior to an initial Business Combination, and is restricted for use either in a Business Combination or to redeem ordinary shares. As of September 30, 2023, none of the amounts in the Trust Account were available to be withdrawn as described above.
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
The Company anticipates that the $95,615
outside of the Trust Account as of September 30, 2023, along with a potential loan(s) from the Sponsor, will not be sufficient to allow the Company to operate until December 16, 2023 (as may be further extended in accordance with the Extension), assuming that a Business Combination is not consummated during that time. In connection with the Company’s assessment of going concern considerations in accordance with ASC 205-40, “Going Concern,” as of September 30, 2023, the Company’s management has determined the liquidity condition and date for mandatory liquidation and subsequent redemption of shares raises substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the date of the issuance of these condensed consolidated financial statements. The Company intends to complete its initial Business Combination before the mandatory liquidation date; however, there can be no assurance that the Company will be able to consummate a Business Combination by December 16, 2023 (as may be further extended in accordance with the Extension). Until the consummation of its Business Combination, the Company will be using the funds from the portion of the proceeds from the sale of Private Placement Warrants not held in the Trust Account, and any additional Working Capital Loans from the Initial Shareholders, the Company’s officers and directors, or their respective affiliates, for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the Business Combination. The Company may raise additional capital through loans or additional investments from the Sponsor or the Sponsor’s members. The Sponsor is not obligated to loan the Company additional funds or make additional investments but may do so from time to time to meet the Company’s working capital needs. Management has determined that if the Company is unable to complete a Business Combination during the Combination Period, then the Company will cease all operations except for the purpose of liquidating. These unaudited condensed consolidated financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as going concern.
NOTE 2—SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form
10-Q
and Article 8 of Regulation
S-X
of the SEC. Certain information or footnote disclosures normally included in consolidated financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.
The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form
10-K
for the year ended December 31, 2022, as filed with the SEC on March 31, 2023.
The interim results for the three and nine months ended September 30, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or for any future interim periods.
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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging
growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s unaudited condensed consolidated financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.
Use of Estimates
The preparation of the unaudited condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements and the reported amounts of expenses during the reporting period.
Making estimates requires management to exercise significant judgement. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the consolidated financial statements, which management considered in formulation its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.
Class A Ordinary Shares Subject to Possible Redemption
The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480, “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as a liability and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity (deficit). The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events.
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2023, and December 31, 2022.
Cash and Investments Held in Trust Account
As of September 30, 2023, the balance held in the Trust Account of $31,635,094 was held in Black Rock Liquidity Funds Treasury Trust Fund. As of December 31, 2022, the balance held in the Trust Account of which $
1,584 was held in cash and $261,998,590
was held in U.S. Treasury Bills. The Company classifies its United States Treasury securities, if any, as trading in accordance with Financial Accounting Standards Board (“FASB”) ASC Topic 320, “Investments-Debt and Equity Securities.” Trading securities are presented on the condensed consolidated balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities are included in interest and dividend income in the accompanying condensed consolidated statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.
Fair Value of Financial Instruments
The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the condensed consolidated balance sheets, primarily due to their short-term nature.
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

Non-redemption
Agreement
On May 5 and May 8, 2023, the Sponsor entered into
Non-Redemption
Agreements with various shareholders of the Company pursuant to which these shareholders have committed not to redeem their shares in connection with the extraordinary general meeting held on May 12, 2023, but still retained their right to redeem in connection with the closing of the Business Combination. The commitment to not redeem was accepted by holders of 2,888,000 shares of Class A ordinary shares. In consideration of this agreement, the Sponsor agreed to transfer a portion of its Class B ordinary shares to the
Non-
Redeeming Shareholders.
The Company accounts for
Non-Redemption
Agreements under the applicable authoritative guidance in ASC 480 and FASB ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). Management’s assessment considers whether the arrangements are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the arrangements meet all of the requirements for equity classification under ASC 815, including whether the liabilities are indexed to the Company’s own ordinary shares, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of
Non-Redemption
Agreement issuance and as of each subsequent quarterly period end date for which the number of shares due to be transferred under the agreement are possible but remain undetermined. As of September 30, 2023, the non-redemption
liability consists of 606,480 shares with an estimated fair value of $453,184.
Changes in the estimated fair value of the
Non-Redemption
Agreements are recognized as a
non-cash
gain or loss in the unaudited condensed consolidated statements of operations. The fair value of the
Non-Redemption
Agreements was estimated using inputs such as the price of the underlying stock, the market interest rate, the likelihood of completion of a transaction and the time remaining to a possible transaction.
Ordinary Shares Subject to Possible Redemption
All of the 25,300,000 Public Shares contain a redemption feature which allows for their redemption in connection with the Company’s liquidation, if there is a shareholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Articles. In accordance with the SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC
480-10-S99,
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
The Class A ordinary shares reflected on the condensed consolidated balance sheets are reconciled in the following table:

Gross proceeds from IPO	$253,000,000
Less:
Proceeds allocated to Public Warrants	(14,294,500)
Class A ordinary shares issuance costs	(14,451,363)
Plus:
Accretion of carrying value to redemption value for the year ended December 31, 2022	37,646,076
Class A ordinary shares subject to possible redemption as of December 31, 2022	261,900,213
Less: Class A ordinary shares redeemed from the Trust Account	(235,015,086)
Plus:
Accretion of carrying value to redemption value for the nine months ended September 30, 2023	4,649,967
Class A ordinary shares subject to possible redemption as of September 30, 2023	$31,535,094
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

	For the three months ended September 30, 2023		For the three months ended September 30, 2022		For the nine months ended September 30, 2023		For the nine months ended September 30, 2022
Basic and diluted net income (loss) per share:
Numerator:	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Allocation of net income (loss) including carrying value to redemption	$(4,645,824)	$—	$865,842	$276,525	$(2,795,258)	$(593,045)	$386,175	$123,334
Denominator:
Weighted average shares outstanding	12,491,949	—	26,406,000	8,433,333	19,219,622	4,077,656	26,406,000	8,433,333
Basic and diluted net income (loss) per share	$(0.37)	$—	$0.03	$0.03	$(0.15)	$(0.15)	$0.01	$0.01

Offering Costs associated with the IPO
Deferred offering costs consist of professional fees incurred through the unaudited condensed consolidated balance sheet date that are directly related to the IPO. Offering costs amounting to $
15,651,363 were charged to temporary shareholders’ equity upon the completion of the IPO.
Income Taxes
ASC Topic 740, “Income Taxes,” prescribes a recognition threshold and a measurement attribute for the unaudited condensed consolidated financial statements recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of September 30, 2023 and December 31, 2022, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
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
Recent Accounting Pronouncements
The Company’s management does not believe that any recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force) and the SEC if currently adopted, would have a material impact on the Company’s unaudited condensed consolidated financial statements.
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
NOTE 5—RELATED PARTY TRANSACTIONS
Founder Shares
On September 3, 2021, the Sponsor paid $25,000, or approximately $0.003 per share, to cover formation costs in exchange for an aggregate of 7,666,667 Class B ordinary shares, par value $0.0001 per share (the “Founder Shares”). On November 10, 2021, the Company effected a share capitalization pursuant to which an additional 766,666 Founder Shares were issued to the Sponsor. All shares and associated amounts have been retroactively restated to reflect the share capitalization, resulting in an aggregate of 8,433,333 Founder Shares outstanding as of September 30, 2023 and December 31, 2022. As described in Note 1, in connection with the Extension, all 8,433,333 Class B ordinary shares were converted into 8,433,333 Class A ordinary shares on May 11, 2023, resulting in no Class B ordinary shares outstanding.
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

Related Party Loans
In order to finance transaction costs in connection with an intended initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes the initial Business Combination, the Company would repay the Working Capital Loans. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,200,000 of the Working Capital Loans may be convertible into units of the post-Business Combination entity at a price of $10.00 per unit at the option of the lender. The units would be identical to the Private Placement Units. As of September 30, 2023 and December 31, 2022, no such Working Capital Loans were outstanding.
Due to Affiliate
An affiliate of the Company advanced $
88,196
 for the cost of certain regulatory fees incurred by the Company. The Company will reimburse this amount to the affiliate. As of both September 30, 2023 and December 31, 2022, balance due to affiliate totaled $
88,196.
The Sponsor advanced $
500,000
 for the cost of certain regulatory fees incurred by the Company. The Company will reimburse this amount to the affiliate. As of September 30, 2023, balance due to the Sponsor totaled $
500,000.
Administrative Services Agreement
On November 10, 2021, the Company entered into an agreement to pay the Sponsor (and/or its affiliates or designees) an aggregate of $20,000 per month for office space and, secretarial and administrative services. For both nine months ended September 30, 2023 and 2022, the Company incurred $180,000 of administrative services under the arrangement. As of September 30, 2023, and December 31, 2022, amounts due to Sponsor were $100,000 and $0 and recorded in accrued expenses in the condensed consolidated balance sheets, respectively. Upon the earlier of the Company’s consummation of a Business Combination or its liquidation, the Company will cease paying these monthly fees.
NOTE 6—COMMITMENTS AND CONTINGENCIES
Risks and Uncertainties
Management is continuing to evaluate the impact of the
COVID-19
pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations, close of the IPO and/or search for a target company, the specific impact is not readily determinable as of the date of issuance of these unaudited condensed consolidated financial statements. The unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
In February 2022, Russia commenced a military action against the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against Russia. The invasion of Ukraine may result in market volatility that could adversely affect the Company’s stock price and the Company’s search for a target company. Further, the impact of this action and related sanctions on the world economy is not determinable as of the date of these unaudited condensed consolidated financial statements, and the specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these unaudited condensed consolidated financial statements.
The escalation in October 2023 of the conflict between Israel and Hamas also could cause disruptions to global economic conditions and effect the stability of the Middle East region. It is unknown how long the disruptions will continue and whether such disruption will become more severe. The impact of the conflict on the world economy is not determinable as of the date of these financial statements and the specific impact on the Company’s financial condition, result of operations, and cash flows is also not determinable as of the date of these condensed consolidated financial statements.
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
The underwriters were initially entitled to deferred underwriting discounts of
2% of the gross proceeds of 2,000,000 Units, 3.5% of the gross proceeds of 22,000,000 Units, and 5.5% of the gross proceeds of all Units sold in the IPO ($9,915,000 in the aggregate) held in the Trust Account upon the completion of the initial Business Combination, subject to the terms of the underwriting agreement.
However, on September 22, 2023, Wells Fargo Securities, the sole book-running manager of the
IPO, solely with respect to the Nuvo Transaction, waived
its entitlement to the payment of all of its $
9,915,000
 deferred underwriting commissions for its previously completed role as underwriter of the IPO that would have become due upon the consummation of the Nuvo Transaction, without
any consideration.

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
Historically
, a reimbursement receivable and deferred advisory fee payable of $2,974,500 were
reflected in the accompanying unaudited condensed consolidated balance sheets.

At September 30, 2023, the Company recorded an allowance for credit loss of $2,974,500 relating to the reimbursement receivabl
e
.
 The allowance for credit loss is included in the general and administrative costs in the condensed consolidated statement of operations.
Business Combination Agreement
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
NOTE 7—SHAREHOLDERS’ DEFICIT
Preference Shares – The Company is authorized to issue a total of 1,000,000 preference shares at par value of $0.0001 each. As of September 30, 2023 and December 31, 2022, there were no preference shares issued or outstanding.
Class A Ordinary Shares – The Company is authorized to issue a total of 500,000,000 Class A ordinary shares at par value of $0.0001 each. As of September 30, 2023, and December 31, 2022, there were 9,539,333
(excluding 2,952,616 shares subject to possible redemption) and
1,106,000 Class A ordinary shares issued and outstanding
.
Class B Ordinary Shares – The Company is authorized to issue a total of 50,000,000 Class B ordinary shares at par value of $0.0001 each. As of September 30, 2023, and December 31, 2022, there were 0 and 8,433,333 Class B ordinary shares issued and outstanding, respectively. Due to the full exercise of the over-allotment by the underwriters on November 16, 2021, no shares are subject to forfeiture (see Note 6). In connection with the Extension, all 8,433,333 Class B ordinary shares were converted into 8,433,333 Class A ordinary shares on May 11, 2023, resulting in no Class B ordinary shares outstanding.
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

NOTE 8—FAIR VALUE MEASUREMENTS
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

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at September 30, 2023 and December 31, 2022, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	September 30, 2023	Level	December 31, 2022
Investments held in Trust Account – United States Treasury securities		—	1	$261,998,590
Investments held in Trust Account – Treasury Trust Fund	1	$31,635,094		—
Non-Redemption Agreement derivative liability	3	$453,184		—
A
t
September 30, 2023, assets held in the Trust Account were comprised of $31,635,094 in the Blackrock Liquidity Funds Treasury Trust Fund and as of December 31, 2022, the Trust Account comprised of $261,998,590 in United States Treasury securities and $1,584 in cash. During the three and nine months ended September 30, 2023, and 2022, the Company did not withdraw any interest and dividend income from the Trust Account. In May 2023, $
235,015,086 was withdrawn from the account to redeem Class A ordinary shares.
Non-Redemption
Agreements
The
Non-Redemption
Agreements are classified as Level 3. The key inputs into the discounted cash flow method for the
Non-Redemption
Agreements were as follows at September 30, 2023:

Input	September 30, 2023
Expected term (years)	0.75
Probability of completion of a business combination	10%
Discount rate	8.25%
Fair value of the ordinary share price	$10.69
The following table presents the changes in the fair value of the derivative non-redemption
liabilities:

Fair value as of January 1, 2023	$—
Issuance of Non-Redemption Agreements	587,145
Reclassification of Non-Redemption Agreements to additional paid-in capital	(293,572)
Change in fair value of derivative non-redemption liabilities	159,611

Fair value as of September 30, 2023	$453,184
NOTE 9—SUBSEQUENT EVENTS
The Company evaluated subsequent events and transactions that occurred after the condensed consolidated balance sheet date up to the date that the unaudited condensed consolidated financial statements were issued. The Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed consolidated financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to LAMF Global Ventures Corp. I. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to LAMF SPAC Holdings I LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the consolidated financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

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

Proposed Business Combination

Business Combination Agreement

On August 17, 2023, the Company entered into a business combination agreement (the “Business Combination Agreement”) pursuant to which the Company will engage in a business combination transaction with Nuvo Group Ltd., a limited liability company organized under the State of Israel (“Nuvo”) (the “Nuvo Transaction”). The public company ultimately resulting from the completion of the Nuvo Transaction will be Holdco Nuvo Group D.G. Ltd., a limited liability company organized under the laws of the State of Israel (“Holdco”). Holdco will have two classes of shares outstanding at the closing of the Nuvo Transaction (the “Closing”): (i) ordinary shares, no par value (the “Holdco Ordinary Shares”); and (ii) preferred shares, no par value, (the “Holdco Preferred Shares”).The parties to the Business Combination Agreement are the Company, Nuvo, Holdco, Nuvo Assetco Corp., a Cayman Islands exempted company and a wholly owned subsidiary of Holdco, and H.F.N. Insight Merger Company Ltd., a limited liability company organized under the laws of the State of Israel and a wholly owned subsidiary of the Company (“Merger Sub”).

The Business Combination Agreement contemplates that the business combination among the Company, Nuvo, Holdco, Assetco and Merger Sub will be completed through the following series of transactions:

One day prior to the date of the Closing, the Company will be merged with and into Assetco (the “SPAC Merger”) and Assetco will continue as the surviving corporation (Assetco, in its capacity as the surviving entity of the SPAC Merger, the “SPAC Surviving Company”). Pursuant to the SPAC Merger, each Class A ordinary share issued and outstanding immediately prior to the effective time of the SPAC Merger will be automatically cancelled and converted into the right to receive one Holdco Ordinary Share.

After the SPAC Merger, on the date of the Closing, Merger Sub will be merged with and into Nuvo (the “Acquisition Merger”) and Nuvo will continue as the surviving corporation. Pursuant to the Acquisition Merger, (i) each of the ordinary shares of Nuvo, par value NIS 0.01 per share (the “Nuvo Shares”), issued and outstanding immediately prior to the effective time of the Acquisition Merger will be automatically cancelled and converted into the right to receive a number of Holdco Ordinary Shares, each valued at $10.20 per share, determined by dividing the Equity Value by the fully diluted share capital of Nuvo (the “Exchange Ratio”), (ii) each of the preferred shares of Nuvo, par value NIS 0.01 per share, issuable in connection with the Interim Financing (as defined below) (the “Company Crossover Preferred Shares”) issued and outstanding immediately prior to the effective time of the Acquisition Merger will be automatically cancelled and converted into the right to receive a number of Holdco Preferred Shares determined by the Exchange Ratio, (iii) each warrant for the purchase of Nuvo Shares issued and outstanding immediately prior to the effective time of the Acquisition Merger will be automatically cancelled and converted into the right to receive one warrant to purchase a number of Holdco Ordinary Shares determined by the Exchange Ratio, and (iv) each outstanding and unexercised option to purchase Nuvo Shares, whether or not then vested or fully exercisable, will be assumed by Holdco and converted into an option to purchase a number of Holdco Ordinary Shares as determined by the Exchange Ratio, in each case subject to the adjustments described in the Business Combination Agreement.

Redemption Offer

Pursuant to its governing documents, the Company will be providing the holders of the Class A ordinary shares the right to redeem all or a portion of their Class A ordinary shares in connection with the vote to approve the Nuvo Transaction.

Financing

Interim Financing

Prior to the execution of the Business Combination Agreement, Nuvo and Holdco entered into securities purchase agreements (the “Interim Financing”) with certain investors (the “Interim Financing Investors”) pursuant to which (i) Nuvo has issued Company Crossover Preferred Shares to the Interim Financing Investors and (ii) upon and subject to the Closing, Holdco will issue 3,823,530 Holdco Ordinary Shares to the Interim Financing Investors, providing Nuvo with an aggregate of approximately $13,000,000 of gross proceeds as a result of the Interim Financing. Certain of the Interim Financing Investors are affiliated with the Company and the Sponsor and intend to invest an aggregate of $2,000,000 in the Interim Financing. These affiliates are: (i) Jeffrey Soros, LAMF’s Chairman, who intends to invest $500,000, (ii) Tamim Mourad, a strategic investor of LAMF and an affiliate of a member of the Sponsor, who intends to invest $500,000 and (iii) Gaingels 10X Capital Diversity Fund I, LP, a Delaware limited partnership and an affiliate of a member of the Sponsor, that intends to invest $1,000,000.

Equity Financing

The Business Combination Agreement provides that the parties may seek to obtain subscriptions for equity financing in connection with the consummation of the Nuvo Transaction as may be mutually agreed by the parties.

Shareholder Support Agreement

Concurrently with the execution of the Business Combination Agreement, the Company, Nuvo, Holdco and certain shareholders of Nuvo (the “Nuvo Shareholders”) entered into a shareholder support agreement (the “Shareholder Support Agreement”). Under the Shareholder Support Agreement, the Nuvo Shareholders agreed, among other things, to vote in favor of the adoption and approval of the Nuvo Transaction; be bound by certain other covenants and agreements related to the Nuvo Transaction; and be bound by certain transfer restrictions with respect to their Nuvo securities during the pendency of the Nuvo Transaction.

Sponsor Support Agreement

Concurrently with the execution of the Business Combination Agreement, the Company, Nuvo, Holdco, the Sponsor and the other Company insiders party thereto (the “Sponsor Parties”) entered into a sponsor support agreement (the “Sponsor Support Agreement”). Under the Sponsor Support Agreement, the Sponsor Parties agreed, among other things, to vote in favor of the adoption and approval of the Nuvo Transaction, be bound by certain other covenants and agreements related to the Business Combination; be bound by certain transfer restrictions with respect to their securities of the Company during the pendency of the Nuvo Transaction and not redeem any Class A ordinary shares in connection with the Nuvo Transaction.

Waiver of the Deferred Underwriting Commissions

On September 22, 2023, Wells Fargo Securities, the sole book-running manager of the IPO, solely with respect to the Nuvo Transaction, waived its entitlement to the payment of all of its $9,915,000 deferred underwriting commissions for its previously completed role as underwriter of the IPO that would have become due upon the consummation of the Nuvo Transaction, without any consideration.

Results of Operations

We have neither engaged in any operations (other than searching for a Business Combination after the IPO) nor generated any revenues to date. Our only activities from inception through September 30, 2023 were organizational activities, those necessary to prepare for the IPO, described below. We do not expect to generate any operating revenues until after the completion of our Business Combination. We expect to generate non-operating income in the form of interest income on marketable securities held after the IPO. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2023, we had a net loss of $4,645,824, which consisted of dividend income of $402,845, offset by general and administrative costs of $4,899,938 and change in the fair value of the derivative of $148,731.

For the three months ended September 30, 2022, we had a net income of $1,142,367, which consisted of dividend income of $675,390 and gains on investments held of $724,985, offset by general and administrative costs of $258,008.

For the nine months ended September 30, 2023, we had a net loss of $3,388,303, which consisted of interest income of $4,131,698, dividend income of $518,308, offset by general and administrative costs of $7,878,698 and change in the fair value of the derivative of $159,611.

For the nine months ended September 30, 2022, we had a net income of $509,509, which consisted of interest income of $24 dividend income of $752,562 and gains on investments held of $875,759, offset by general and administrative costs of $1,118,836.

Liquidity and Capital Resources

As of September 30, 2023, we had cash of $95,615 and working capital deficit of $5,183,466.

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

On May 11, 2023, at an extraordinary general meeting of shareholders of the Company, the Company’s shareholders approved an amendment to the Articles to provide the Company with the right to extend the date by which the Company must consummate a Business Combination to November 16, 2023 and to allow the Company, without another shareholder vote, by resolution of the Company’s board of directors, to elect to further extend the Extended Date in one-month increments up to six additional times up to May 16, 2024. On November 13, 2023 the board of directors of the Company elected to extend the Extended Date to December 16, 2023 through an Additional Monthly Extension. The Company’s shareholders also approved a proposal to amend the Articles to eliminate (i) the limitation that the Company may not redeem Public Shares in an amount that would cause the Company’s net tangible assets to be less than $5,000,001 and (ii) the limitation that the Company shall not consummate a Business Combination unless the Company has net tangible assets of at least $5,000,001 immediately prior to, or upon consummation of, or any greater net tangible asset or cash requirement that may be contained in the agreement relating to, such Business Combination. The Company’s shareholders also approved a proposal to provide for the right of a holder of the Founder Shares to convert such shares into Class A ordinary shares on a one-for-one basis at any time and from time to time prior to the closing of a Business Combination at the election of the holder. In connection with the vote to approve the Extension, the holders of 22,347,384 Public Shares properly exercised their right to redeem their Public Shares for cash at a redemption price of approximately $10.52 per share, for an aggregate redemption amount of approximately $235 million. After the satisfaction of such redemptions, the balance in the Company’s Trust Account is approximately $31 million.

The Company’s operations following the closing of the IPO have been funded by the portion of the proceeds from the sale of Private Placement Warrants not held in the Trust Account. The Company may raise additional capital through loans or additional investments from the Sponsor or the Sponsor’s members. The Sponsor is not obligated to loan the Company additional funds or make additional investments, but may do so from time to time to meet the Company’s working capital needs. Management has determined that if the Company is unable to complete a Business Combination during the Combination Period (as defined in Note 1), then the Company will cease all operations except for the purpose of liquidating. In connection with the Company’s assessment of going concern considerations in accordance with ASC 205-40, “Going Concern,” as of September 30, 2023, management has determined the liquidity condition, the date for mandatory liquidation and subsequent redemption of shares raises substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the date of the issuance of these condensed consolidated financial statements. The Company intends to complete its initial Business Combination before the mandatory liquidation date; however, there can be no assurance that the Company will be able to consummate any Business Combination by December 16, 2023 (as may be further extended in accordance with the Extension). These unaudited condensed consolidated financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as going concern.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of September 30, 2023 and December 31, 2022.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay the Sponsor (and/or its affiliates or designees) an aggregate of $20,000 per month for office space, secretarial and administrative services. We began incurring these fees on November 16, 2021 and will continue to incur these fees monthly until the earlier of the completion of the Business Combination and our liquidation. In connection with the IPO, the Company engaged CCM, an affiliate of a passive member of the Sponsor, to provide consulting and advisory services in connection with the IPO, for which it received an advisory fee equal to 0.6% of the aggregate proceeds of the IPO. Affiliates of CCM have and manage investment vehicles with a passive investment in the Sponsor. Of such amount, $1,200,000 was paid at the closing of the IPO with the remainder deferred until the consummation of the Company’s initial Business Combination. Such amount was included in as part of the offering costs for the IPO. The underwriters of the IPO agreed to reimburse the Company for this cost; a total of $1,175,000 was received from the underwriters at the time of closing of the IPO, and an additional $25,000 was paid by the underwriters to cover legal fees that were part of the offering costs. An additional fee of 1.05% of the IPO proceeds is to be paid to CCM to serve as an advisor in connection with the Company’s initial Business Combination upon consummation of the Company’s initial Business Combination. All fees under this agreement are subject to reimbursement to the Company from the underwriters. Accordingly, a reimbursement receivable and deferred advisory fees payable of $2,794,500 have been reflected in the accompanying condensed balance sheets. At September 30, 2023, the Company recorded an allowance for credit loss of $2,974,500 as the reimbursement receivable was deemed uncollectible.

On September 22, 2023, Wells Fargo Securities, the sole book-running manager of the IPO, solely with respect to the Nuvo Transaction, waived its entitlement to the payment of all of its $9,915,000 deferred underwriting commissions for its previously completed role as underwriter of the IPO that would have become due upon the consummation of the Nuvo Transaction, without any consideration.

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

Critical Accounting Estimates

The preparation of condensed consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have not identified any critical accounting policies.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our condensed consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of September 30, 2023, we were not subject to any market or interest rate risk. Following the consummation of the IPO, the net proceeds of the IPO was not invested or bore interest. After January 1, 2022, proceeds held in the Trust Account were invested only in U.S. government treasury obligations with a maturity of 185 days or less or in certain money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there is no associated material exposure to interest rate risk.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the quarter ended September 30, 2023, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the most recent fiscal quarter covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our Annual Report on Form 10-K for the year ended December 31, 2022 (the “2022 Annual Report on Form 10-K”) and in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 (the “2023 Q1 Quarterly Report on Form 10-Q). Any of those factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not Applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit

2.1†	Business Combination Agreement, dated August 17, 2023, by and among LAMF Global Ventures Corp. I, Nuvo Group Ltd., Holdco Nuvo Group D.G. Ltd., Nuvo Assetco Corp., and H.F.N. Insight Merger Company Ltd. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of LAMF Global Ventures Corp. I (File No. 001-41053), as filed on August 22, 2023).

10.1†	Shareholder Support Agreement, dated August 17, 2023, by and among LAMF Global Ventures Corp. I, Nuvo Group Ltd., Holdco Nuvo Group D.G. Ltd. and the shareholders party thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of LAMF Global Ventures Corp. I (File No. 001-41053), as filed on August 22, 2023).

10.2†	Sponsor Support Agreement, dated August 17, 2023, by and among LAMF SPAC Holdings LLC, LAMF Global Ventures Corp. I, Nuvo Group Ltd., Holdco Nuvo Group D.G. Ltd. and the other parties thereto (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of LAMF Global Ventures Corp. I (File No. 001-41053), as filed on August 22, 2023).

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Furnished.
†

Certain of the exhibits and schedules to this exhibit have been omitted in accordance with Regulation S-K Item 601(a)(5). The Registrant agrees to furnish supplementally a copy of all omitted exhibits and schedules to the SEC upon its request.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LAMF GLOBAL VENTURES CORP. I

Date: November 17, 2023		/s/ Morgan Earnest
	Name:	Morgan Earnest
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)