Form 10-K
period 2023-12-31
LAMF Global Ventures Corp. I
filed 2024-02-26
CIK 1879297

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission File Number: 001-41053

LAMF GLOBAL VENTURES CORP. I

(Exact Name of Registrant as Specified in Its Charter)

Cayman Islands	98-1616579
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

9255 Sunset Blvd., Suite 1100 West Hollywood, California	90069
(Address of Principal Executive Offices)	(Zip Code)

(424) 343-8760

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Class A Ordinary Share, $0.0001 par value, and one-half of one redeemable warrant	LGVCU	The Nasdaq Stock Market LLC
Class A Ordinary Shares, $0.0001 par value	LGVC	The Nasdaq Stock Market LLC
Redeemable warrants, each warrant exercisable for one Class A Ordinary Share, each at an exercise price of $11.50 per share	LGVCW	The Nasdaq Stock Market LLC

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

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Auditor PCAOB ID Number: 100	Auditor Name: WithumSmith+Brown, PC	Auditor Location: New York, New York,
United States of America

The aggregate market value of the ordinary shares held by non-affiliates of the Registrant, as of June 30, 2023, the last business day of the Registrant’s most recently completed second fiscal quarter, was approximately $30,972,941, calculated by using the closing price of the Class A Ordinary Shares on such date on The Nasdaq Global Market of $10.49.

As of February 23, 2024, there were 12,491,949 Class A Shares, par value $0.0001, issued and outstanding.

Documents Incorporated by Reference: None.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Annual Report on Form 10-K (this “Form 10-K”) may constitute “forward-looking statements” for purposes of the federal securities laws. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Form 10-K may include, for example, statements about:

●	our ability to complete our initial business combination with Nuvo Group Ltd., or any other business combination;

●	our expectations around the performance of the prospective target business or businesses;

●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination;

●	our potential ability to obtain additional financing to complete our initial business combination;

●	our pool of prospective target businesses;

●	the adverse impacts that events outside of our control, such as increased geopolitical unrest, significant outbreaks of infectious diseases (such as COVID-19) and increased volatility in the debt and equity markets, may have on our ability to consummate an initial business combination;

●	the ability of our officers and directors to generate a number of potential acquisition opportunities;

●	our public securities’ potential liquidity and trading;

●	the lack of a market for our securities;

●	the use of proceeds not held in the Trust Account (as defined below) or available to us from interest income on the Trust Account balance;

●	the Trust Account not being subject to claims of third parties; or

●	our financial performance.

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

ii

PART I

References in this report to “we,” “us”, “LAMF” or the “Company” refer to LAMF Global Ventures Corp. I. References to our “management” or our “management team” refer to our officers and directors.

Item 1. Business.

Introduction

We are a blank check company formed as a Cayman Islands exempted company on July 20, 2021 whose business purpose is to effect a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses or entities. While we may pursue an acquisition opportunity in any business, industry or geographic location, we intend to focus on opportunities in media, entertainment and sports, as well as within e-commerce and technology, leveraging the expansive professional network and operating expertise of our management team.

On November 16, 2021, we consummated our initial public offering (the “IPO”) of 25,300,000 units (the “Units”), inclusive of 3,300,000 Units sold to the underwriters upon the underwriters’ election to fully exercise their over-allotment option, at a price of $10.00 per Unit, generating total gross proceeds of $253,000,000. Each Unit consists of one Class A ordinary share, par value $0.0001 per share (the “Public Shares” or “Class A Shares”), and one-half of one redeemable warrant (the “Public Warrants”), with each whole Public Warrant entitling the holder thereof to purchase one Class A Share for $11.50 per share.

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

Simultaneously with the closing of the IPO, the Company consummated the sale of 1,106,000 private placement units (the “Private Placement Units”) at a price of $10.00 per Private Placement Unit in a private placement to our Sponsor, generating gross proceeds of $11,060,000. Each Private Placement Unit consists of one Class A Share, par value $0.0001 per share (the “Private Placement Shares”), and one-half of one redeemable warrant (the “Private Placement Warrants”, and together with the Public Warrants, the “Warrants”). The Private Placement Units are identical to the Units, subject to certain limited exceptions as described herein and in the registration statement relating to the IPO.

Following the IPO, the full exercise of the underwriters’ over-allotment option, and the sale of the Private Placement Units, a total of $258,060,000 (which amount includes $9,915,000 of deferred underwriting fees) was placed in a U.S.-based trust account (the “Trust Account”) at J.P. Morgan Chase Bank, N.A., maintained by Continental Stock Transfer & Trust Company, acting as trustee (“Continental”).

In connection with the extraordinary general meeting of the shareholders of the Company held on May 11, 2023, the holders of 22,347,384 Class A Shares properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.52 per share, for an aggregate redemption amount of approximately $235 million. After the satisfaction of such redemptions in May 2023, the balance in the Trust Account became approximately $31 million. Also, in connection with the extraordinary general meeting of the shareholders of the Company held on May 11, 2023, the holders of the Public Shares (the “Public Shareholders”) approved a proposal to provide for the right of a holder of the Founder Shares to convert into Class A Shares, on a one-for-one basis at any time and from time to time prior to the closing of an initial business combination. As a result of the redemptions described above and the conversion of the Founder Shares, as of December 31, 2023, there were an aggregate of 12,491,949 Class A Shares outstanding, comprised of 2,952,616 Class A Shares held by Public Shareholders, 1,106,000 Class A Shares initially sold as part of the Private Placement Units issued to the Sponsor in connection with the IPO and 8,433,333 Class A Shares that were converted from the Founder Shares.

In connection with the extraordinary general meeting of the shareholders of the Company held on May 11, 2023 to approve the extension of the period of time we have to complete an initial business combination, initially to November 16, 2023 (the “Initial Extension”) and then in one-month increments up to six additional times (each an “Additional Monthly Extension”), or a total of up to twelve months total, up to May 16, 2024 (the “Extension”), we and the Sponsor entered into agreements on May 5, 2023 and May 8, 2023 (the “Non-Redemption Agreements”) with respect to Public Shares held by certain unaffiliated third-party investors, pursuant to which such investors, in connection with the Extension, agreed not to redeem, or to reverse and revoke any prior redemption election with respect to an aggregate of 2,888,000 Public Shares (the “Non-Redeemed Shares”). Pursuant to the Non-Redemption Agreements, the Sponsor has agreed to transfer to such investors (i) for the Initial Extension, a number of Founder Shares equal to 21% of the number of Non-Redeemed Shares, or 606,480 Founder Shares, and (ii) for each Additional Monthly Extension, a number of Founder Shares equal to 3.5% of the number of Non-Redeemed Shares, or 101,080 Founder Shares for each Additional Monthly Extension, or up to an aggregate of 1,212,960 Founder Shares if all Additional Monthly Extensions are implemented. None of the Non-Redemption Agreements require the investors party thereto to take any action with respect to an initial business combination, including with respect to the non-redemption or voting of any shares, as such agreements related solely to the non-redemption of Public Shares in connection with the Extension. In connection with the Extension, the Governing Documents were amended to extend the date by which the Company has to consummate an initial business combination.

The funds held in the Trust Account have been and may only be held as cash, in an interest-bearing demand deposit account, or invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less in money market funds meeting certain obligations under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations.

On December 6, 2023, the Company and Continental entered into an amendment to the Investment Management Trust Agreement, dated as of November 10, 2021 (as amended, the “Trust Agreement”), relating to the Trust Account, to permit Continental, as trustee, to effectuate the Company’s instructions to liquidate the U.S. government securities or money market funds previously held in the Trust Account and to subsequently hold such funds in an interest-bearing demand deposit bank account. As of December 31, 2023, there was $32,178,652 of cash held in the Trust Account, which includes interest income available to us for franchise and income tax obligations of approximately $100,000, and approximately $128,374 of cash held outside the Trust Account. As of December 31, 2023, we have not withdrawn any interest earned from the Trust Account to pay taxes.

Business Combination with Nuvo Group Ltd.

On August 17, 2023, the Company entered into a business combination agreement (the “Business Combination Agreement”) pursuant to which the Company will engage in a business combination transaction with Nuvo Group Ltd., a limited liability company organized under the State of Israel (“Nuvo”) (the “Business Combination”). The public company ultimately resulting from the completion of the Business Combination will be Holdco Nuvo Group D.G. Ltd., a limited liability company organized under the laws of the State of Israel (“Holdco”). Holdco will have two classes of shares outstanding at the closing of the Business Combination (the “Closing”): (i) ordinary shares, no par value (the “Holdco Ordinary Shares”); and (ii) preferred shares, no par value, (the “Holdco Preferred Shares”).The parties to the Business Combination Agreement are the Company, Nuvo, Holdco, Nuvo Assetco Corp., a Cayman Islands exempted company and a wholly owned subsidiary of Holdco, and H.F.N. Insight Merger Company Ltd., a limited liability company organized under the laws of the State of Israel and a wholly owned subsidiary of the Company (“Merger Sub”).

The Business Combination Agreement contemplates that the business combination among the Company, Nuvo, Holdco, Assetco and Merger Sub will be completed through the following series of transactions:

One day prior to the date of the Closing, the Company will be merged with and into Assetco (the “SPAC Merger”) and Assetco will continue as the surviving corporation (Assetco, in its capacity as the surviving entity of the SPAC Merger, the “SPAC Surviving Company”). Pursuant to the SPAC Merger, each Class A Share issued and outstanding immediately prior to the effective time of the SPAC Merger will be automatically cancelled and converted into the right to receive one Holdco Ordinary Share.

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

Redemption Offer

Pursuant to its governing documents, the Company will be providing the holders of the Class A Shares the right to redeem all or a portion of their Class A Shares in connection with the vote to approve the Business Combination.

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

Equity Financing

The Business Combination Agreement provides that the parties may seek to obtain subscriptions for equity financing in connection with the consummation of the Business Combination as may be mutually agreed by the parties.

Shareholder Support Agreement

Concurrently with the execution of the Business Combination Agreement, the Company, Nuvo, Holdco and certain shareholders of Nuvo (the “Nuvo Shareholders”) entered into a shareholder support agreement (the “Shareholder Support Agreement”). Under the Shareholder Support Agreement, Nuvo Shareholders agreed, among other things, to vote in favor of the adoption and approval of the Business Combination; be bound by certain other covenants and agreements related to the Business Combination; and be bound by certain transfer restrictions with respect to their Nuvo securities during the pendency of the Business Combination.

Sponsor Support Agreement

Concurrently with the execution of the Business Combination Agreement, the Company, Nuvo, Holdco, the Sponsor and the other Company insiders party thereto (the “Sponsor Parties”) entered into a sponsor support agreement (the “Sponsor Support Agreement”). Under the Sponsor Support Agreement, the Sponsor Parties agreed, among other things, to vote in favor of the adoption and approval of the Business Combination, be bound by certain other covenants and agreements related to the Business Combination; be bound by certain transfer restrictions with respect to their securities of the Company during the pendency of the Business Combination and not redeem any Class A Shares in connection with the Business Combination.

Waiver of the Deferred Underwriting Commissions

On September 22, 2023, Wells Fargo Securities, LLC, the sole book-running manager of the IPO, solely with respect to the Business Combination, waived its entitlement to the payment of all of its $9,915,000 deferred underwriting commissions for its previously completed role as underwriter of the IPO that would have become due upon the consummation of the Business Combination, without any consideration.

Effecting Our Initial Business Combination

General

As described above, we have entered into a definitive agreement for Business Combination with Nuvo. Unless otherwise stated, this Form 10-K does not assume the closing of the Business Combination. References to the term “initial business combination” in this section include the Business Combination where context requires.

We are not presently engaged in, and we will not engage in, any operations for an indefinite period. We intend to effectuate an initial business combination using cash from the proceeds of the IPO and the sale of the Private Placement Units, the proceeds of the sale of our shares in connection with our initial business combination (pursuant to forward purchase agreements or backstop agreements we may enter into), shares issued to the owners of the target, debt issued to bank or other lenders or the owners of the target, or a combination of the foregoing. We may seek to complete our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth, which would subject us to the numerous risks inherent in such companies and businesses.

If our business combination is paid for using equity or debt securities, or not all of the funds released from the Trust Account are used for payment of the consideration in connection with our business combination or used for redemptions of our Class A Shares, we may apply the balance of the cash released to us from the Trust Account for general corporate purposes, including for maintenance or expansion of operations of the post-transaction company, the payment of principal or interest due on indebtedness incurred in completing our initial business combination, to fund the purchase of other companies or for working capital.

Selection of a Target Business and Structuring of our Initial Business Combination

While we may pursue an acquisition opportunity in any business, industry or geographic location, we have focused on opportunities in media, entertainment and sports, as well as within e-commerce and technology, leveraging the expansive professional network and operating expertise of our management team. Our amended and restated memorandum and articles of association (the “Governing Documents”) prohibit us from entering into a business combination solely with another blank check company or a similar company with nominal operations. As described above, we have entered into the Business Combination Agreement with Nuvo.

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

We anticipate structuring our initial business combination, and have structured the Business Combination, so that the post-transaction company in which our Public Shareholders own shares will own or acquire 100% of the equity interests or assets of the target business or businesses. We may, however, structure our initial business combination such that the post-transaction company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or shareholders or for other reasons, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our shareholders prior to the business combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in the business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock of a target. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our shareholders immediately prior to our initial business combination could own less than a majority of our outstanding shares subsequent to our initial business combination.

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

We are not prohibited from pursuing an initial business combination with a company that is affiliated with our Sponsor, executive officers or directors, or completing the business combination through a joint venture or other form of shared ownership with our Sponsor, executive officers or directors. In the event we seek to complete an initial business combination with a target that is affiliated (as defined in our Governing Documents) with our Sponsor, executive officers or directors, we, or a committee of independent directors, would obtain an opinion from an independent investment banking firm which is a member of FINRA or another independent entity that commonly renders valuation opinions stating that the consideration to be paid by us in such an initial business combination is fair to our Company from a financial point of view. We are not required to obtain such an opinion in any other context.

Redemption Rights for Public Shareholders

We will provide the Public Shareholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of our initial business combination, including the Business Combination, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account described below as of two business days prior to the consummation of our initial business combination, including interest earned on the funds held in the Trust Account (which interest shall be net of taxes payable), divided by the number of then outstanding Public Shares, subject to the limitations and on the conditions described herein and in the registration statement relating to the IPO. If we are unable to complete our initial business combination by the date provided in our Governing Documents (or up to May 16, 2024, pursuant to the Extension (as defined below)), we will redeem 100% of the Public Shares at a per share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (which interest shall be net of taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, subject to applicable law and certain conditions as further described in the registration statement relating to the IPO.

Shareholders May Not Have the Ability to Approve Our Initial Business Combination

We may conduct redemptions without a shareholder vote pursuant to the tender offer rules of the United States Securities and Exchange Commission (the “SEC”) subject to the provisions of our Governing Documents. However, we will seek shareholder approval if it is required by law or applicable stock exchange rule, or we may decide to seek shareholder approval for business or other legal reasons. We intend to seek shareholder approval of the Business Combination with Nuvo.

Under Nasdaq’s listing rules, shareholder approval would be required for our initial business combination if, for example:

●	We issue ordinary shares that will be equal to or in excess of 20% of the number of our ordinary shares then outstanding (other than in a public offering);

●	Any of our directors, officers or substantial shareholders (as defined by Nasdaq rules) has a 5% or greater interest earned on the Trust Account (or such persons collectively have a 10% or greater interest), directly or indirectly, in the target business or assets to be acquired or otherwise and the present or potential issuance of ordinary shares could result in an increase in outstanding ordinary shares or voting power of 5% or more; or

●	The issuance or potential issuance of ordinary shares will result in our undergoing a change of control.

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

Submission of our Initial Business Combination to a Shareholder Vote

In the event that we seek shareholder approval of our initial business combination, such as with the Business Combination with Nuvo, we will distribute proxy materials and, in connection therewith, provide our Public Shareholders with the redemption rights described above upon completion of the initial business combination.

If we seek shareholder approval, we will complete our initial business combination only if we receive the approval of an ordinary resolution under Cayman Islands law, which requires the affirmative vote of a majority of the shareholders who attend and vote at a general meeting of the Company. In accordance with our Governing Documents, a quorum for such meeting will consist of the holders present in person or by proxy of ordinary shares of the Company representing at least one-third of the voting power of all outstanding ordinary shares of the Company entitled to vote at such meeting. Holders of our Founder Shares (our “Initial Shareholders”) will count towards this quorum and, pursuant to the letter agreement, our Sponsor, officers and directors have agreed to vote any Founder Shares they hold and any Public Shares purchased during or after our IPO (including in open market and privately-negotiated transactions) in favor of our initial business combination.

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

The purpose of any such purchases of shares could be to (i) vote such shares in favor of the business combination and thereby increase the likelihood of obtaining shareholder approval of the business combination or (ii) to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial business combination, where it appears that such requirement would otherwise not be met. The purpose of any such purchases of Public Warrants could be to reduce the number of Public Warrants outstanding or to vote such Warrants on any matters submitted to the warrant holders for approval in connection with our initial business combination. Any such purchases of our securities may result in the completion of our initial business combination that may not otherwise have been possible. In addition, if such purchases are made, the public “float” of our Public Shares or Public Warrants may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.

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

Limitation on Redemption upon Completion of our Initial Business Combination if We Seek Shareholder Approval

If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our Governing Documents provide that a Public Shareholder, together with any affiliate of such shareholder or any other person with whom such Public Shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to Excess Shares (as defined below), without our prior consent. We believe this restriction will discourage shareholders from accumulating large blocks of shares, and subsequent attempts by such holders to use their ability to exercise their redemption rights against a proposed business combination as a means to force us or our management to purchase their Public Shares at a significant premium to the then-current market price or on other undesirable terms. Absent this provision, a Public Shareholder holding more than an aggregate of 15% of the shares sold in our IPO could threaten to exercise its redemption rights if such holder’s Public Shares are not purchased by us, our Sponsor or our management at a premium to the then-current market price or on other undesirable terms. By limiting our Public Shareholders’ ability to redeem no more than 15% of the shares sold in our IPO without our prior consent, we believe we will limit the ability of a small group of Public Shareholders to unreasonably attempt to block our ability to complete our initial business combination, particularly in connection with a business combination with a target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. However, we would not be restricting our Public Shareholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination.

Redemption of Public Shares and Liquidation if No Initial Business Combination

If we are unable to complete our initial business combination by the date provided in our Governing Documents (or up to May 16, 2024, pursuant to the Extension), we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than 10 business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (which interest shall be net of taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining Public Shareholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and in all cases subject to the other requirements of applicable law. There will be no redemption rights or liquidating distributions with respect to our Warrants, which will expire worthless if we fail to complete our initial business combination by the date provided in our Governing Documents (or up to May 16, 2024, pursuant to the Extension),

Competition

In identifying, evaluating and selecting a target business for our initial business combination, we may encounter competition from other entities having a business objective similar to ours, including other special purpose acquisition companies, private equity groups and leveraged buyout funds, public companies and operating businesses seeking strategic acquisitions. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors possess similar or greater financial, technical, human and other resources than us. Our ability to acquire larger target businesses will be limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the acquisition of a target business. Furthermore, our obligation to pay cash in connection with our Public Shareholders who exercise their redemption rights may reduce the resources available to us for our initial business combination and our outstanding Warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Either of these factors may place us at a competitive disadvantage in successfully negotiating and completing an initial business combination.

Facilities

We currently utilize office space at 9255 Sunset Blvd., Suite 1100, West Hollywood, California, 90069 from our Sponsor and the members of our management team. We consider our current office space adequate for our current operations.

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

Periodic Reporting and Financial Information

We have registered our Units, Public Shares and Public Warrants under the Exchange Act and have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC. In accordance with the requirements of the Exchange Act, our annual reports contain financial statements audited and reported on by our independent registered public accountants. The SEC maintains an Internet website that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC, which is located at www.sec.gov. In addition, we will provide copies of these documents without charge upon request in writing at 9255 Sunset Blvd., Suite 1100, West Hollywood, California 90069 or by telephone at (424) 343-8760.

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

We are required to evaluate our internal control procedures for the fiscal year ending December 31, 2023 as required by the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”). Only in the event we are deemed to be a large-accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to have our internal control procedures audited. A target business may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such business combination.

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

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of the IPO, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our Class A Shares that are held by non-affiliates exceeds $700 million as of the prior June 30th, or (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.

Additionally, we are a “smaller reporting company” as defined in Item 10(f) (1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements.

We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our ordinary shares held by non-affiliates exceeds $250 million as of the prior June 30th, or (2) our annual revenues exceeded $100 million during such completed fiscal year and the market value of our ordinary shares held by non-affiliates exceeds $700 million as of the prior June 30thth.

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

Summary of Risk Factors

Our business is subject to numerous risks and uncertainties. Such risks include, but are not limited to:

●	We are a blank check company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

●	Our Public Shareholders may not be afforded an opportunity to vote on our proposed initial business combination, and even if we hold a vote, holders of our Founder Shares will participate in such vote, which means we may complete our initial business combination even though a majority of our Public Shareholders do not support such a combination.

●	Your only opportunity to affect your investment decision regarding a potential business combination may be limited to the exercise of your right to redeem your Public Shares from us for cash.

●	If we seek shareholder approval of our initial business combination, our Initial Shareholders and management team have agreed to vote in favor of such initial business combination, regardless of how our Public Shareholders vote.

●	The ability of our Public Shareholders to redeem their Public Shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target.

●	The ability of our Public Shareholders to exercise redemption rights with respect to a large number of our Public Shares may not allow us to complete the most desirable business combination or optimize our capital structure.

●	The requirement that we complete our initial business combination by the date provided in our Governing Documents (or up to May 16, 2024, pursuant to the Extension) may give potential target businesses, including Nuvo, leverage over us in negotiating a business combination and may limit the time we have in which to conduct due diligence on potential business combination targets, in particular as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our shareholders.

●	Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by events that are outside of our control, such as increased geopolitical unrest, pandemic outbreaks (such as COVID-19), and volatility in the debt and equity markets.

●	If we seek shareholder approval of our initial business combination, our Sponsor, directors, officers, advisors or their affiliates may elect to purchase Public Shares or Public Warrants from Public Shareholders, which may influence a vote on a proposed business combination and reduce the public “float” of our securities.

●	If a Public Shareholder fails to receive notice of our offer to redeem our Public Shares in connection with our initial business combination, or fails to comply with the procedures for submitting or tendering its Public Shares, such Public Shares may not be redeemed.

●	You will not have any rights or interests in funds from the Trust Account, except under certain limited circumstances. Therefore, to liquidate your investment, you may be forced to sell your Public Shares or Warrants, potentially at a loss.

●	Nasdaq may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

●	Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination. If we have not consummated our initial business combination within the required time period, our Public Shareholders as of December 31, 2023, may receive only approximately $10.89 per Public Share, or less in certain circumstances, on our redemption of their Public Shares, and our Warrants will expire worthless.

●	If the funds not being held in the Trust Account are insufficient to allow us to operate until the date provided in the Governing Documents (or up to May 16, 2024, pursuant to the Extension), it could limit the amount available to complete an initial business combination, including the Business Combination, and we will depend on loans from the Sponsor or management team to fund our search and to complete our initial business combination.

●	Past performance by our management team and their affiliates, including investments and transactions in which they have participated and businesses with which they have been associated, may not be indicative of future performance of an investment in the Company.

●	Our initial business combination and our structure thereafter may not be tax-efficient to our shareholders and warrant holders. As a result of our business combination, our tax obligations may be more complex, burdensome and uncertain.

●	We believe that we were a passive foreign investment company, or “PFIC,” for our taxable year ending December 31, 2021 (our first taxable year) and for our taxable year ending December 31, 2022 and we expect to be a PFIC for our taxable year ending December 31, 2023 and in the foreseeable future. Such PFIC status could result in adverse U.S. federal income tax consequences to U.S. Holders (as defined below)

●	We may be a passive foreign investment company, or “PFIC,” which could result in adverse United States federal income tax consequences to U.S. investors.

●	We may reincorporate in another jurisdiction in connection with our initial business combination and such reincorporation may result in taxes imposed on shareholders or warrant holders.

●	An investment in our securities may result in uncertain U.S. federal income tax consequences.

●	We may not be able to complete an initial business combination since such initial business combination may be subject to regulatory review and approval requirements, including pursuant to foreign investment regulations and review by governmental entities such as the Committee on Foreign Investment in the United States (“CFIUS”), or may be ultimately prohibited.

●	If we are deemed to be an investment company for purposes of the Investment Company Act, we may be forced to abandon our efforts to complete an initial business combination and instead be required to liquidate the Company.

●	The date for mandatory liquidation and subsequent redemption of shares raises substantial doubt about the Company’s ability to continue as a going concern.

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

While we plan to hold a shareholders meeting in connection with the Business Combination, we may choose not to hold a shareholder vote to approve an alternative initial business combination if the business combination would not require shareholder approval under applicable law or stock exchange listing requirement. Except for as required by applicable law or stock exchange requirement, the decision as to whether we will seek shareholder approval of a proposed business combination or will allow shareholders to sell their Public Shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors, such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek shareholder approval. Even if we seek shareholder approval, the holders of our Founder Shares will participate in the vote on such approval. Accordingly, we may complete our initial business combination even if a majority of our Public Shareholders do not approve of the business combination. Please see the section entitled “Risk Factors – Our Initial Shareholders control a substantial interest in us and thus may exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that you do not support”, “Business – Submission of our Initial Business Combination to a Shareholder Vote” and “Business – Shareholders May Not Have the Ability to Approve Our Initial Business Combination” for additional information.

If we seek shareholder approval of our initial business combination, our Initial Shareholders and management team have agreed to vote in favor of such initial business combination, regardless of how our Public Shareholders vote.

As of December 31, 2023, our Initial Shareholders owned 76.4% of our issued and outstanding ordinary shares. Our Initial Shareholders and management team also may from time to time purchase Public Shares prior to our initial business combination. Our Governing Documents provide that, if we seek shareholder approval of an initial business combination, such initial business combination will be approved if we receive the affirmative vote of a majority of the shares voted at such meeting, including the Founder Shares. As a result, we will not need any Public Shares held by Public Shareholders in addition to the shares owned by our Initial Shareholders to be voted in favor of an initial business combination in order to have our initial business combination approved.

Your only opportunity to affect the investment decision regarding a potential business combination may be limited to the exercise of your right to redeem your Public Shares from us for cash.

At the time of your investment in us, you may not be provided with an opportunity to evaluate the specific merits or risks of our initial business combination. If we do not complete the Business Combination, our board of directors may complete an initial business combination without seeking shareholder approval, in which case, Public Shareholders will not have the right or opportunity to vote on the business combination, unless we seek such shareholder vote. Accordingly, your only opportunity to affect the investment decision regarding our initial business combination may be limited to exercising your redemption rights within the period of time (which will be at least 20 business days) set forth in our tender offer documents mailed to our Public Shareholders in which we describe our initial business combination.

The ability of our Public Shareholders to redeem their Public Shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target.

Even though the Business Combination Agreement does not have a minimum cash requirement, we may seek to enter into an alternative business combination transaction agreement with minimum cash requirement for (i) cash consideration to be paid to the target or its owners, (ii) cash for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions. If too many Public Shareholders exercise their redemption rights, we would not be able to meet such closing condition and, as a result, would not be able to proceed with the business combination. Prospective targets will be aware of these risks and, thus, may be reluctant to enter into a business combination transaction with us.

The ability of our Public Shareholders to exercise redemption rights with respect to a large number of our Public Shares may not allow us to complete the most desirable business combination or optimize our capital structure.

At the time we enter into an agreement for our initial business combination, including the Business Combination Agreement, we will not know how many Public Shareholders may exercise their redemption rights, and therefore will need to structure the transaction based on our expectations as to the number of Public Shares that will be submitted for redemption. If our initial business combination agreement requires us to use a portion of the cash in the Trust Account to pay the purchase price, or requires us to have a minimum amount of cash at closing, we will need to reserve a portion of the cash in the Trust Account to meet such requirements, or arrange for third party financing. In addition, if a larger number of Public Shares is submitted for redemption than we initially expected, we may need to restructure the transaction to reserve a greater portion of the cash in the Trust Account or arrange for third party financing. Raising additional third-party financing may involve dilutive equity issuances or the incurrence of indebtedness at higher than desirable levels. Furthermore, this dilution would increase to the extent that the anti-dilution provision of the Founder Shares in the issuance of Class A Shares on a greater than one-to-one basis upon conversion of the Founder Shares at the time of our initial business combination. In addition, the amount of the deferred underwriting commissions payable to the underwriters will not be adjusted for any Public Shares that are redeemed in connection with an initial business combination. The per share amount we will distribute to Public Shareholders who properly exercise their redemption rights will not be reduced by the deferred underwriting commission and after such redemptions, the amount held in the Trust Account will continue to reflect our obligation to pay the entire deferred underwriting commissions. The above considerations may limit our ability to complete the most desirable business combination available to us or optimize our capital structure.

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

The requirement that we complete our initial business combination by the date provided in our Governing Documents (or up to May 16, 2024, pursuant to the Extension) may give potential target businesses, including Nuvo, leverage over us in negotiating a business combination and may limit the time we have in which to conduct due diligence on potential business combination targets, in particular as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our shareholders.

Any potential target business with which we enter into negotiations concerning a business combination, including Nuvo, will be aware that we must complete our initial business combination by the date provided in our Governing Documents (or up to May 16, 2024, pursuant to the Extension). Consequently, such target business, including Nuvo, may obtain leverage over us in negotiating a business combination, knowing that if we do not complete our initial business combination with that particular target business, we may be unable to complete our initial business combination with any target business. This risk will increase as we get closer to the timeframe described above. In addition, we may have limited time to conduct due diligence and may enter into our initial business combination on terms that we would have rejected upon a more comprehensive investigation.

Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by events that are outside of our control, such as increased geopolitical unrest, pandemic outbreaks (such as COVID-19) and volatility in debt and equity markets.

Our ability to find a potential target business and the business of any target with which we may consummate a business combination could be materially and adversely affected by events that are outside our control. For example, geopolitical unrest, including war, terrorist activity, and acts of civil or international hostility are increasing. Similarly, other events outside of our control, including natural disasters, climate-related events, pandemics or health crises (such as COVID-19 pandemic) may arise from time to time. Any such events may cause significant volatility and declines in the global markets, disproportionate impacts to certain industries or sectors, disruptions to commerce (including to economic activity, travel and supply chains), loss of life and property damage, and may adversely affect the global economy or capital markets, and the business of any potential target with which we may consummate a business combination could be materially and adversely affected. In addition, our ability to consummate a transaction may be dependent on the ability to raise equity and debt financing which may be impacted by these and other events, including as a result of increased market volatility, decreased market liquidity in third-party financing being unavailable on terms acceptable to us or at all.

We may not be able to complete our initial business combination by the date provided in our Governing Documents (or up to May 16, 2024, pursuant to the Extension), in which case we would cease all operations except for the purpose of winding up and we would redeem our Public Shares and liquidate.

We may not be able to complete our initial business combination by the date provided in our Governing Documents (or up to May 16, 2024, pursuant to the Extension), and our ability to complete our initial business combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein. If we have not completed our initial business combination within such time period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than 10 business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (which interest shall be net of taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in each case, to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

The Sponsor, directors and officers and their affiliates may elect to purchase Public Shares or Public Warrants from Public Shareholders, which may reduce the public “float” of the Class A Shares and Public Warrants.

The Sponsor, directors and officers, and their affiliates may purchase Public Shares or Public Warrants in privately negotiated transactions or in the open market prior to the completion of an initial business combination, although they are under no obligation to do so. There is no limit on the number of Public Shares or Public Warrants the Sponsor, the directors and officers, and their affiliates may purchase in such transactions, subject to compliance with applicable law and the Nasdaq rules. However, other than as expressly stated herein, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. None of the funds in the Trust Account will be used to purchase Public Shares or Public Warrants in such transactions. Such purchases may include a contractual acknowledgment that such shareholder, although still the record holder of our shares, is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights.

In the event that the Sponsor, directors and officers, and their affiliates purchase Public Shares in privately negotiated transactions from Public Shareholders who have already elected to exercise their redemption rights, such selling Public Shareholders would be required to revoke their prior elections to redeem their Public Shares. The purpose of any such purchases of shares could be to increase the amount of cash at the closing of an initial business combination. The purpose of any such purchases of Public Warrants could be to reduce the number of Public Warrants outstanding or to vote such Public Warrant on any matters submitted to the warrant holders for approval in connection with an initial business combination. Any such purchases of our securities may result in the completion of an initial business combination that may not otherwise have been possible. We expect any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements.

In addition, if such purchases are made, the public “float” of the Public Shares or Public Warrants and the number of beneficial holders of our securities may be reduced, possibly making it difficult to obtain or maintain the quotation, listing or trading of our securities on a national securities exchange.

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

Our Public Shareholders will be entitled to receive funds from the Trust Account only upon the earlier to occur of: (i) our completion of an initial business combination, and then only in connection with those Class A Shares that such shareholder properly elected to redeem, subject to the limitations described herein, (ii) the redemption of any Public Shares properly tendered in connection with a shareholder vote to amend our Governing Documents to modify the substance or timing of our obligation to redeem 100% of our Public Shares if we do not complete our initial business combination by the date provided in our Governing Documents (or up to May 16, 2024, pursuant to the Extension), or with respect to any other material provisions relating to shareholders’ rights or pre-initial business combination activity, and the redemption of our Public Shares if we are unable to complete an initial business combination by the date provided in our Governing Documents (or up to May 16, 2024, pursuant to the Extension), subject to applicable law and as further described herein. In addition, if our plan to redeem our Public Shares if we are unable to complete an initial business combination by the date provided in our Governing Documents (or up to May 16, 2024, pursuant to the Extension), for any reason, compliance with Cayman Islands law may require that we submit a plan of dissolution to our then-existing shareholders for approval prior to the distribution of the proceeds held in our Trust Account. In that case, Public Shareholders may be forced to wait beyond the date provided in our Governing Documents (or up to May 16, 2024, pursuant to the Extension) before they receive funds from our Trust Account. In no other circumstances will a Public Shareholder have any right or interest of any kind in the Trust Account. Holders of Warrants will not have any right to the proceeds held in the Trust Account with respect to the Warrants. Accordingly, to liquidate your investment, you may be forced to sell your Public Shares or Warrants, potentially at a loss.

If you or a “group” of Public Shareholders are deemed to hold in excess of 15% of the Class A Shares, you will lose the ability to redeem all such shares in excess of 15% of the Class A Shares.

The Governing Documents provide that a Public Shareholder, together with any affiliate of such Public Shareholder or any other person with whom such Public Shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to more than an aggregate of 15% of the Public Shares sold in the IPO without our prior consent, which we refer to as the “Excess Shares.” However, we would not be restricting the Public Shareholders’ ability to vote all of the Public Shares (including the Excess Shares) for or against our initial business combination, including the Business Combination. Your inability to redeem the Excess Shares will reduce your influence over our ability to complete an initial business combination, including the Business Combination, and you could suffer a material loss on your investment in LAMF if you sell the Excess Shares in open market transactions. Additionally, you will not receive redemption distributions with respect to the Excess Shares if we complete an initial business combination, including the Business Combination. And as a result, you will continue to hold that number of Public Shares exceeding 15% and, in order to dispose of such Public Shares, would be required to sell your Public Shares in open market transactions, potentially at a loss.

Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination. If we have not completed our initial business combination within the required time period, our Public Shareholders, as of December 31, 2023, may receive only approximately $10.89 per Public Share, or less in certain circumstances, on our redemption of their Public Shares, and our Warrants will expire worthless.

We expect to encounter competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well-established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess similar or greater technical, human and other resources to ours or more local industry knowledge than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there are numerous target businesses we could potentially acquire with the net proceeds of the IPO and the sale of the Private Placement Units, if the Business Combination does not close, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, we are obligated to offer holders of our Public Shares the right to redeem their Public Shares for cash at the time of our initial business combination in conjunction with a shareholder vote or via a tender offer. Target companies will be aware that this may reduce the resources available to us for our initial business combination. Any of these obligations may place us at a competitive disadvantage in successfully negotiating a business combination. If we are unable to complete our initial business combination, our Public Shareholders may receive only their pro rata portion of the funds in the Trust Account that are available for distribution to Public Shareholders, and our Warrants will expire worthless.

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

If the funds not being held in the Trust Account are insufficient to allow us to operate until the date provided in the Governing Documents (or up to May 16, 2024, pursuant to the Extension), it could limit the amount available to complete an initial business combination, including the Business Combination, and we will depend on loans from the Sponsor or management team to fund our search and to complete our initial business combination.

The funds available to us outside of the Trust Account may not be sufficient to allow us to operate until the date provided in the Governing Documents (or up to May 16, 2024, pursuant to the Extension). On February 2, 2024, we issued an unsecured convertible promissory note to the Sponsor, pursuant to which we may borrow up to $1,200,000.00, related to the ongoing expenses reasonably related to the business of the Company and the consummation of an initial business combination (the “Working Capital Promissory Note”). In connection with the Working Capital Promissory Note, the Sponsor or the management team may, but is not obligated to, make working capital loans to us, that may be repaid upon completion of an initial business combination, without interest, or at the lender’s discretion, converted upon completion of a business combination into up to 120,000 units of the post-business combination entity at a price of $10.00 per unit at the option of the lender (the “Working Capital Loans”). The units would be identical to the Private Placement Units. The Working Capital Promissory Note bears no interest and is repayable in full upon the earlier of the date on which the Company consummates its initial business combination or the date of the Company’s liquidation. Any outstanding principal amount to date under the Working Capital Promissory Note may be prepaid at any time by us, at our election and without penalty.

If we are required to seek additional capital, we would need to borrow funds from the Sponsor, our management team or other third parties to operate or may be forced to liquidate. Neither the Sponsor, the management team nor any of their affiliates is under any obligation to advance funds to us in such circumstances. Any such advances would be repaid only from funds held outside the Trust Account or from funds released to us upon completion of our initial business combination.

Prior to the completion of an initial business combination, we do not expect to seek loans from parties other than the Sponsor, the management team or their affiliates as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in the Trust Account. If we are unable to complete an initial business combination because we do not have sufficient funds available, we will be forced to cease operations and liquidate the Trust Account. Consequently, the Public Shareholders may, as of December 31, 2023, only receive an estimated $10.89 per share, or possibly less, on our redemption of our Public Shares, and the Warrants will expire worthless.

If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by Public Shareholders may be less than $10.20 per share.

Our placing of funds in the Trust Account may not protect those funds from third-party claims against us. Although we will seek to have all vendors, service providers (except for our independent registered public accounting firm), prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account for the benefit of our Public Shareholders, such parties may not execute such agreements, or even if they execute such agreements they may not be prevented from bringing claims against the Trust Account, including, but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain advantage with respect to a claim against our assets, including the funds held in the Trust Account. If any third-party refuses to execute an agreement waiving such claims to the monies held in the Trust Account, our management will consider whether competitive alternatives are reasonably available to us and will only enter into an agreement with such third party if management believes that such third party’s engagement would be in the best interests of the Company under the circumstances. The underwriters of the IPO as well as our registered independent public accounting firm will not execute agreements with us waiving such claims to the monies held in the Trust Account.

Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third-party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the Trust Account for any reason. Upon redemption of our Public Shares, if we are unable to complete our initial business combination within the prescribed timeframe, or upon the exercise of a redemption right in connection with our initial business combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the 10 years following redemption. Accordingly, the per-share redemption amount received by Public Shareholders could be less than the $10.20 per Public Share initially held in the Trust Account, due to claims of such creditors. Pursuant to the letter agreement, our Sponsor has agreed that it will be liable to us if and to the extent any claims by a third party for services rendered or products sold to us, or a prospective target business with which we have entered into a written letter of intent, confidentiality or other similar agreement or business combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.20 per Public Share and (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.20 per Public Share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under our indemnity of the underwriters of the IPO against certain liabilities, including liabilities under the Securities Act. However, we have not asked our Sponsor to reserve for such indemnification obligations, nor have we independently verified whether our Sponsor has sufficient funds to satisfy its indemnity obligations and we believe that our Sponsor’s only assets are securities of our Company. Therefore, we cannot assure you that our Sponsor would be able to satisfy those obligations. As a result, if any such claims were successfully made against the Trust Account, the funds available for our initial business combination and redemptions could be reduced to less than $10.20 per Public Share. In such event, we may not be able to complete our initial business combination, and you would receive such lesser amount per share in connection with any redemption of your Public Shares. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

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

In addition, even after we were to complete an initial business combination, our directors and officers could still be subject to potential liability from claims arising from conduct alleged to have occurred prior to the initial business combination. As a result, in order to protect our directors and officers, the post-business combination entity may need to purchase additional insurance with respect to any such claims (“run-off insurance”). The need for run- off insurance would be an added expense for the post-business combination entity, and could interfere with or frustrate our ability to consummate an initial business combination on terms favorable to our investors.

The securities in which we invest the proceeds held in the Trust Account could bear a negative rate of interest, which could reduce the interest income available for payment of taxes or reduce the value of the assets held in trust such that the per share redemption amount received by Public Shareholders may be less than $10.89 per Public Share.

The net proceeds from the IPO and certain proceeds from the sale of the Private Placement Units, in the amount of $258,060,000, have been held in an interest-bearing Trust Account. On May 11, 2023, we held an extraordinary general meeting of shareholders regarding the Extension. In connection with the vote for the Extension, the holders of 22,347,384 Public Shares properly exercised their right to redeem their Public Shares for cash at a redemption price of approximately $10.52 per share, for an aggregate redemption amount of approximately $235 million. After the satisfaction of such redemptions in May 2023, the balance in the Trust Account was approximately $31 million. Between February 3, 2022 and December 6, 2023, the proceeds held in the Trust Account have been only invested in direct U.S. Treasury obligations having a maturity of 185 days or less, or in certain money market funds which invest only in direct U.S. Treasury obligations. While short-term U.S. Treasury obligations currently yield a positive rate of interest, they have briefly yielded negative interest rates in recent years. Central banks in Europe and Japan pursued interest rates below zero in recent years, and the Open Market Committee of the Federal Reserve has not ruled out the possibility that it may in the future adopt similar policies in the United States. In the event of very low or negative yields, the amount of interest income would be reduced.

On December 6, 2023, the Company and Continental entered into an amendment to the Investment Management Trust Agreement, dated as of November 10, 2021, relating to the Trust Account, to permit Continental, as trustee, to effectuate the Company’s instructions to liquidate the U.S. government securities or money market funds previously held in the Trust Account and to subsequently hold such funds in an interest-bearing demand deposit bank account. As of December 31, 2023, the funds in the Trust Account are held in cash.

As described herein, we will be required in certain circumstances to redeem our Public Shares for their pro-rata share of the proceeds held in the Trust Account, plus any interest income. If the balance of the Trust Account is reduced as a result of negative interest rates, the amount of funds in the Trust Account available for distribution to our Public Shareholders may be reduced below $10.89 per Public Share.

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

If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our initial business combination or force us to abandon our efforts to complete an initial business combination, including the Business Combination.

If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including:

●	restrictions on the nature of our investments; and

●	restrictions on the issuance of securities, each of which may make it difficult for us to complete our initial business combination. In addition, we may have imposed upon us burdensome requirements, including:

●	registration as an investment company;

●	adoption of a specific form of corporate structure; and

●	reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations.

In order not to be regulated as an investment company under the Investment Company Act, unless it can qualify for an exclusion, a company must ensure that it is engaged primarily in a business other than investing, reinvesting or trading of securities and that its activities do not include investing, reinvesting, owning, holding or trading “investment securities” constituting more than 40% of its assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. The SEC recently provided guidance that the determination of whether a special purpose acquisition company, like us, is an “investment company” under the Investment Company Act is a facts and circumstances determination requiring individualized analysis and depends on a variety of factors, including a SPAC’s duration, asset composition, business purpose and activities, and “is a question of facts and circumstances” requiring individualized analysis. When applying these factors to us we do not believe that our principal activities will subject us to the Investment Company Act. To this end, the Company was formed for the purpose of completing an initial business combination with one or more businesses. Since our inception, our business has been and will continue to be focused on identifying and completing an initial business combination, and thereafter, operating the post-transaction business or assets for the long term. Further, we do not plan to buy businesses or assets with a view to resale or profit from their resale and we do not plan to buy unrelated businesses or assets or to be a passive investor. In addition, the proceeds held in the Trust Account were invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations until December 2023, when, to mitigate the potential risk that we might be deemed to be an investment company for purposes of the Investment Company Act, the trustee liquidated such investments and moved the proceeds to an interest-bearing demand deposit account. Pursuant to the Trust Agreement, the trustee is not permitted to invest in other securities or assets. By restricting the investment of the proceeds in this manner, and by focusing our directors’ and officers’ time toward, and operating our business for the purpose of, acquiring and growing businesses for the long term (rather than buying and selling businesses in the manner of a merchant bank or private equity fund or investing in assets for the purpose of achieving investment returns on such assets), we intend to avoid being deemed an “investment company” within the meaning of the Investment Company Act. Further, investing in our securities is not intended for persons who are seeking a return on investments in government securities or investment securities. Instead, the Trust Account is intended as a holding place for funds pending the earliest to occur of either: (i) the completion of our initial business combination; (ii) the redemption of any Public Shares properly submitted in connection with a shareholder vote to amend our Governing Documents (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our Public Shares if we do not complete our initial business combination by the date provided in the Governing Documents (or up to May 16, 2024, pursuant to the Extension) or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial business combination activity; or (iii) absent an initial business combination within the completion window, our return of the funds held in the Trust Account to our Public Shareholders as part of our redemption of the Public Shares. If we do not invest the proceeds as described above, we may be deemed to be subject to the Investment Company Act.

If we were deemed to be an investment company for purposes of the Investment Company Act, we would need to register as such under the Investment Company Act and compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to complete a business combination. We may also be forced to abandon our efforts to complete an initial business combination, including the Business Combination, and instead be required to liquidate the Trust Account. In which case, our investors would not be able to realize the benefits of owning shares in a successor operating business, including the potential appreciation in the value of our securities following such a transaction, and our Warrants would expire worthless. For illustrative purposes, in connection with the liquidation of our Trust Account, our Public Shareholders may receive only approximately $10.89 per Public Share, which is based on estimates as of December 31, 2023, or less in certain circumstances, and our Warrants would expire worthless. Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination, and results of operations, including the Business Combination. We are subject to rules and regulations by various national, regional and local governing bodies, including, for example, the SEC, and to new and evolving regulatory measures under applicable law. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly and our efforts to comply with such new and evolving laws and regulations have resulted in and are likely to continue to result in, increased general and administrative expenses and a diversion of management time and attention. In addition, these changes could have a material adverse effect on our business, investments and results of operations. Moreover, because these laws, regulations and standards are subject to varying interpretations, their application in practice may evolve over time as new guidance becomes available. For example, on January 24, 2024, the SEC issued final rules and guidance relating to special purpose acquisition companies, like us, regarding, among other things, disclosure in SEC filings in connection with initial business combination transactions; the financial statement requirements applicable to transactions involving shell companies; the use of projections in SEC filings in connection with proposed business combination transaction; and the potential liability of certain participants in proposed business combination transactions. This evolution may result in continuing uncertainty regarding compliance matters and additional costs necessitated by ongoing revisions to our disclosure and governance practices. A failure to comply with applicable laws or regulations and any subsequent changes, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our initial business combination, including the Business Combination, and results of operations.

Cyber incidents or attacks directed at us or third parties could result in information theft, data corruption, operational disruption and/or financial loss.

We depend on digital technologies, including information systems, infrastructure and cloud applications and services, including those of third parties with which we may deal. Sophisticated and deliberate attacks on, or security breaches in, our systems or infrastructure, or the systems or infrastructure of third parties or the cloud, could lead to corruption or misappropriation of our assets, proprietary information and sensitive or confidential data. As an early-stage company without significant investments in data security protection, we may not be sufficiently protected against such occurrences. We also lack sufficient resources to adequately protect against, or to investigate and remediate any vulnerability to, cyber incidents. It is possible that any of these occurrences, or a combination of them, could have material adverse consequences on our business and lead to financial loss.

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination, and results of operations, including the Business Combination.

We are subject to rules and regulations by various national, regional and local governing bodies, including, for example, the SEC, and to new and evolving regulatory measures under applicable law. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly and our efforts to comply with such new and evolving laws and regulations have resulted in and are likely to continue to result in, increased general and administrative expenses and a diversion of management time and attention. In addition, these changes could have a material adverse effect on our business, investments and results of operations.

Moreover, because these laws, regulations and standards are subject to varying interpretations, their application in practice may evolve over time as new guidance becomes available. For example, on January 24, 2024, the SEC issued final rules and guidance relating to special purpose acquisition companies, like us, regarding, among other things, disclosure in SEC filings in connection with initial business combination transactions; the financial statement requirements applicable to transactions involving shell companies; the use of projections in SEC filings in connection with proposed business combination transaction; and the potential liability of certain participants in proposed business combination transactions. This evolution may result in continuing uncertainty regarding compliance matters and additional costs necessitated by ongoing revisions to our disclosure and governance practices.

A failure to comply with applicable laws or regulations and any subsequent changes, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our initial business combination, including the Business Combination, and results of operations.

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

Because we are not limited to evaluating a target business in a particular industry sector, you may be unable to ascertain the merits or risks of any particular target business’s operations.

Our efforts to identify a prospective initial business combination target have not been limited to a particular industry, sector or geographic region. Our Governing Documents prohibit us from effectuating a business combination solely with another blank check company or similar company with nominal operations. To the extent we complete our initial business combination, including the Business Combination, we may be affected by numerous risks inherent in the business operations with which we combine. For example, if the Business Combination does not close, we may combine with a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by the risks inherent in the business and operations of a financially unstable or a development stage entity. Although our officers and directors have and will endeavor to evaluate the risks inherent in a particular target business, including Nuvo, we cannot assure you that we will properly ascertain or assess all of the significant risk factors or that we will have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business. We also cannot assure you that an investment in our securities will ultimately prove to be more favorable to investors than a direct investment, if such opportunity were available, in our business combination target. Accordingly, any shareholders who choose to remain shareholders or warrant holders following the initial business combination could suffer a reduction in the value of their securities. Such shareholders or warrant holders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the proxy materials or tender offer documents, as applicable, relating to the initial business combination contained an actionable material misstatement or material omission.

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

Unless we complete our initial business combination with an affiliated (as defined in our Governing Documents) entity or our board of directors cannot independently determine the fair market value of the target business or businesses (including with the assistance of financial advisors), we are not required to obtain an opinion from an independent investment banking firm which is a member of FINRA or from another independent entity that commonly renders valuation opinions that the consideration we are paying is fair to our Company from a financial point of view. If no opinion is obtained, our shareholders will be relying on the judgment of our board of directors, who will determine fair market value based on standards generally accepted by the financial community. Such standards used will be disclosed in our proxy materials or tender offer documents, as applicable, related to our initial business combination.

We may issue notes or other debt securities, or otherwise incur substantial debt, to complete an initial business combination, which may adversely affect our leverage and financial condition and thus negatively impact the value of our shareholders’ investment in us.

Although we have no commitments as of the date of this Form 10-K to issue any notes or other debt securities, or to otherwise incur outstanding debt, we may choose to incur substantial debt to complete our initial business combination. We and our officers have agreed that we will not incur any indebtedness unless we have obtained from the lender a waiver of any right, title, interest or claim of any kind in or to the monies held in the Trust Account. As such, no issuance of debt will affect the per share amount available for redemption from the Trust Account. Nevertheless, the incurrence of debt could have a variety of negative effects, including:

●	default and foreclosure on our assets if our operating revenues after an initial business combination are insufficient to repay our debt obligations;

●	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

●	our immediate payment of all principal and accrued interest, if any, if the debt is payable on demand;

●	our inability to obtain necessary additional financing if the debt contains covenants restricting our ability to obtain such financing while the debt is outstanding;

●	our inability to pay dividends on our Class A Shares;

●	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our Class A Shares if declared, expenses, capital expenditures, acquisitions and other general corporate purposes;

●	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

●	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and

●	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

We may only be able to complete one business combination with the proceeds of the IPO and the sale of the Private Placement Units, which will cause us to be solely dependent on a single business, which may have a limited number of products or services. This lack of diversification may negatively impact our operations and profitability.

The net proceeds from the IPO and certain proceeds from the sale of the Private Placement Units, in the amount of $258,060,000, have been held the Trust Account since our consummation of the IPO. In connection with the vote for the Extension, the holders of 22,347,384 Public Shares properly exercised their right to redeem their Public Shares for cash at a redemption price of approximately $10.52 per share, for an aggregate redemption amount of approximately $235 million. After the satisfaction of such redemptions in May 2023, the balance in the Trust Account was approximately $31 million. As of December 31, 2023, the balance in the trust account was $32,178,652.

We may effectuate our initial business combination with a single target business or multiple target businesses simultaneously or within a short period of time. However, we may not be able to effectuate our initial business combination with more than one target business because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several target businesses as if they had been operated on a combined basis. By completing our initial business combination with only a single entity, our lack of diversification may subject us to numerous economic, competitive and regulatory developments. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry. Accordingly, the prospects for our success may be:

●	solely dependent upon the performance of a single business, property or asset, or

●	dependent upon the development or market acceptance of a single or limited number of products, processes or services.

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

Our Governing Documents do not provide a specified maximum redemption threshold. In addition, even though the Business Combination Agreement does not impose one, an alternative initial business combination may impose a minimum cash requirement for: (i) cash consideration to be paid to the target or its owners, (ii) cash for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions. As a result, we may be able to complete our initial business combination even though a substantial majority of our Public Shareholders do not agree with the transaction and have redeemed their Public Shares or, if we seek shareholder approval of our initial business combination and do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, have entered into privately negotiated agreements to sell their Public Shares to our Sponsor, officers, directors, advisors or any of their affiliates. In the event the aggregate cash consideration we would be required to pay for all Public Shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares in connection with such initial business combination, all Public Shares submitted for redemption will be returned to the holders thereof, and we instead may search for an alternate business combination.

In order to effectuate an initial business combination, special purpose acquisition companies have, in the recent past, amended various provisions of their charters and other governing instruments, including their warrant agreements. We cannot assure you that we will not seek to amend our Governing Documents or governing instruments in a manner that will make it easier for us to complete our initial business combination that our Public Shareholders may not support.

In order to effectuate a business combination, special purpose acquisition companies have, in the recent past, amended various provisions of their charters and governing instruments, including their warrant agreements. For example, special purpose acquisition companies have amended the definition of business combination, increased redemption thresholds and extended the time to consummate an initial business combination and, with respect to their Warrants, amended their warrant agreements to require the Warrants to be exchanged for cash and/or other securities. Amending our Governing Documents will require a special resolution under Cayman Islands law, which requires the affirmative vote of at least two-thirds of our ordinary shares which are represented in person or by proxy and are voted at a general meeting of the Company, and amending our warrant agreement will require a vote of holders of at least 50% of the Public Warrants and, solely with respect to any amendment to the terms of the Private Placement Warrants or any provision of the warrant agreement with respect to the Private Placement Warrants, 50% of the number of the then outstanding Private Placement Warrants. In addition, the Governing Documents require us to provide our Public Shareholders with the opportunity to redeem their Public Shares for cash if we propose an amendment to the Governing Documents to modify the substance or timing of our obligation to redeem 100% of our Public Shares if we do not complete an initial business combination by the date provided in the Governing Documents (or up to May 16, 2024, pursuant to the Extension) or with respect to any other material provisions relating to shareholders’ rights or pre-initial business combination activity. To the extent any of such amendments would be deemed to fundamentally change the nature of the securities offered through the registration statement relating to the IPO, we would register, or seek an exemption from registration for, the affected securities. We cannot assure you that we will not seek to amend our charter or governing instruments or extend the time to consummate an initial business combination in order to effectuate our initial business combination.

The provisions of our Governing Documents that relate to our pre-business combination activity (and corresponding provisions of the agreement governing the release of funds from our Trust Account) may be amended with the approval of holders of not less than two-thirds of our ordinary shares which are represented in person or by proxy and are voted at a general meeting of the Company, which is a lower amendment threshold than that of some other special purpose acquisition companies. It may be easier for us, therefore, to amend our Governing Documents to facilitate the completion of an initial business combination that some of our shareholders may not support.

Our Governing Documents provide that any of their provisions related to pre-business combination activity (including the requirement to deposit proceeds of the IPO and the sale of the Private Placement Units into the Trust Account and not release such amounts except in specified circumstances, and to provide redemption rights to Public Shareholders as described herein) and corresponding provisions of the Trust Agreement governing the release of funds from our Trust Account may be amended if approved by special resolution, under Cayman Islands law which requires the affirmative vote of at least two-thirds of our ordinary shares which are represented in person or by proxy and are voted at a general meeting of the Company. Our Initial Shareholders, who collectively beneficially own 76.4% of our ordinary shares, will participate in any vote to amend our Governing Documents and/or trust agreement and will have the discretion to vote in any manner they choose. As a result, we may be able to amend the provisions of our Governing Documents which govern our pre-business combination behavior more easily than some other special purpose acquisition companies, and this may increase our ability to complete a business combination with which you do not agree. Our shareholders may pursue remedies against us for any breach of our Governing Documents.

Our Sponsor, officers, directors and director nominees have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our Governing Documents (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our Public Shares if we do not complete our initial business combination by the date provided in our Governing Documents (or up to May 16, 2024, pursuant to the Extension) or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial business combination activity, unless we provide our Public Shareholders with the opportunity to redeem their Public Shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes, divided by the number of then outstanding Public Shares. Our shareholders are not parties to, or third-party beneficiaries of, these agreements and, as a result, will not have the ability to pursue remedies against our Sponsor, officers, directors or director nominees for any breach of these agreements. As a result, in the event of a breach, our shareholders would need to pursue a shareholder derivative action, subject to applicable law.

Certain agreements related to the IPO may be amended without shareholder approval.

Each of the agreements related to the IPO to which we are a party, other than the warrant agreement entered into between Continental Stock Transfer & Trust Company, as warrant agent, and us, and the Trust Agreement, may be amended without shareholder approval. Such agreements are: the underwriting agreement; the letter agreement among us and our Initial Shareholders, Sponsor, officers and directors; the registration rights agreement among us and our Initial Shareholders; the purchase agreement regarding the Private Placement Units between us and our Sponsor; and the administrative services agreement among us, our Sponsor and an affiliate of our Sponsor. These agreements contain various provisions that our Public Shareholders might deem to be material. For example, our letter agreement and the underwriting agreement contain certain lock-up provisions with respect to the Founder Shares, Private Placement Warrants and other securities held by our Initial Shareholders, Sponsor, officers and directors.

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

If the cash portion of the purchase price for a target business exceeds the amount available from the Trust Account, net of amounts needed to satisfy any redemption by Public Shareholders, we may be required to seek additional financing to complete such proposed initial business combination, including the Business Combination. We cannot assure you that such financing will be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to complete our initial business combination, we would be compelled to either restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. Further, we may be required to obtain additional financing in connection with the closing of our initial business combination for general corporate purposes, including for maintenance or expansion of operations of the post-transaction businesses, the payment of principal or interest due on indebtedness incurred in completing our initial business combination, or to fund the purchase of other companies. If we are unable to complete our initial business combination, our Public Shareholders may only receive their pro rata portion of the funds in the Trust Account that are available for distribution to Public Shareholders, and our Warrants will expire worthless. In addition, even if we do not need additional financing to complete our initial business combination, we may require such financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or shareholders are required to provide any financing to us in connection with or after our initial business combination.

Our Initial Shareholders control a substantial interest in us and thus may exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that you do not support.

Our Initial Shareholders own 76.4% of our issued and outstanding ordinary shares. Accordingly, they exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that you do not support, including amendments to our Governing Documents. As a result, we will not need any Public Shares held by Public Shareholders in addition to the shares owned by our Initial Shareholders to be voted in favor of any resolutions requiring a shareholder vote.

If our Initial Shareholders purchase any additional Class A Shares in the aftermarket or in privately negotiated transactions, this would increase their control. Neither our Initial Shareholders nor, to our knowledge, any of our officers or directors, have any current intention to purchase additional securities, other than as disclosed in this Form 10-K. Factors that would be considered in making such additional purchases would include consideration of the current trading price of our Class A Shares. In addition, our board of directors, whose members were appointed by our Sponsor, is and will be divided into three classes, each of which will generally serve for a term for three years with only one class of directors being appointed in each year. We may not hold an annual or extraordinary general meeting to appoint new directors prior to the completion of our initial business combination, in which case all of the current directors will continue in office until at least the completion of the business combination. If there is an annual general meeting, as a consequence of our “staggered” board of directors, only a minority of the board of directors will be considered for appointment and our Initial Shareholders, because of their ownership position, will have considerable influence regarding the outcome. Accordingly, our Initial Shareholders will continue to exert control at least until the completion of our initial business combination.

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

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls. Only in the event we are deemed to be a large-accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. Further, for as long as we remain an emerging growth company, we will not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target business with which we seek to complete our initial business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such business combination.

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

In addition, we may effect a business combination with a target company that has business operations outside of the United States, and possibly, business operations in multiple jurisdictions. If we effect such a business combination, we could be subject to significant income, withholding and other tax obligations in a number of jurisdictions with respect to income, operations and subsidiaries related to those jurisdictions. Due to the complexity of tax obligations and filings in other jurisdictions, we may have a heightened risk related to audits or examinations by U.S. federal, state, local and non-

U.S. taxing authorities. This additional complexity and risk could have an adverse effect on our after-tax profitability and financial condition.

Risks Relating to the Post-Business Combination Company

Subsequent to the completion of our initial business combination, the combined company may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and the price of our securities, which could cause you to lose some or all of your investment.

We cannot assure you that the diligence we conduct on a target business will identify all material issues that may be present with a particular target business, that it would be possible to uncover all material issues through a customary amount of due diligence, or that factors outside of the target business and outside of our control will not later arise. As a result of these factors, the combined company may be forced to later write-down or write-off assets, restructure our operations, or incur impairment or other charges that could result in our reporting losses. Even if our due diligence successfully identifies certain risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with our preliminary risk analysis. Even though these charges may be non-cash items and not have an immediate impact on the combined company’s liquidity, the fact that such company reports report charges of this nature could contribute to negative market perceptions about it or its securities. In addition, charges of this nature may cause the combined company to violate net worth or other covenants to which it may be subject as a result of assuming pre-existing debt held by a target business or by virtue of our obtaining debt financing to partially finance the initial business combination or thereafter. Accordingly, any shareholders or warrant holders who choose to remain shareholders or warrant holders following the business combination could suffer a reduction in the value of their securities. Such shareholders or warrant holders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the proxy materials or tender offer documents, as applicable, relating to the business combination contained an actionable material misstatement or material omission.

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

The investigation of each specific target business and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments require substantial management time and attention and substantial costs for accountants, attorneys and others. If we decide not to complete a specific initial business combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, if we reach an agreement relating to a specific target business, we may fail to complete our initial business combination for any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial business combination, our Public Shareholders may only receive their pro rata portion of the funds in the Trust Account that are available for distribution to Public Shareholders, and our Warrants will expire worthless.

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

We may have a limited ability to assess the management of a prospective target business and, as a result, may affect our initial business combination with a target business whose management may not have the skills, qualifications or abilities to manage a public company.

When evaluating the desirability of effecting our initial business combination with a prospective target business, our ability to assess the target business’s management may be limited due to a lack of time, resources or information. Our assessment of the capabilities of the target business’s management, therefore, may prove to be incorrect and such management may lack the skills, qualifications or abilities we suspected. Should the target business’s management not possess the skills, qualifications or abilities necessary to manage a public company, the operations and profitability of the post-combination business may be negatively impacted. Accordingly, any shareholders or warrant holders who choose to remain shareholders or warrant holders following the initial business combination, including the Business Combination, could suffer a reduction in the value of their securities. Such shareholders or warrant holders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the proxy solicitation or tender offer materials, as applicable, relating to the business combination contained an actionable material misstatement or material omission.

The officers and directors of an acquisition candidate may resign upon completion of our initial business combination. The loss of a business combination target’s key personnel could negatively impact the operations and profitability of our post-combination business.

The role of an acquisition candidate’s key personnel upon the completion of our initial business combination cannot be ascertained at this time. Although we expect that certain members of an acquisition candidate’s management team would remain associated with the acquisition candidate following our initial business combination, it is possible that members of the management of an acquisition candidate will not wish to remain in place.

Our management may not be able to maintain control of a target business after our initial business combination. We cannot provide assurance that, upon loss of control of a target business, new management will possess the skills, qualifications or abilities necessary to profitably operate such business.

We may structure our initial business combination so that the post-transaction company in which our shareholders own shares will own less than 100% of the equity interests or assets of a target business, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for us not to be required to register as an investment company under the Investment Company Act. We will not consider any transaction that does not meet such criteria. Even if the post-transaction company owns 50% or more of the voting securities of the target, our shareholders prior to the business combination may collectively own a minority interest in the post business combination company, depending on valuations ascribed to the target and us in the business combination. For example, we could pursue a transaction in which we issue a substantial number of new Class A Shares in exchange for all of the outstanding capital stock of a target. In this case, we would acquire a 100% interest in the target. However, as a result of the issuance of a substantial number of new Class A Shares, our shareholders immediately prior to such transaction could own less than a majority of the outstanding Class A Shares subsequent to such transaction. In addition, other minority shareholders may subsequently combine their holdings resulting in a single person or group obtaining a larger share of the Company’s shares than we initially acquired. Accordingly, this may make it more likely that our management will not be able to maintain control of the target business.

Risks Relating to Acquiring and Operating a Business in Foreign Countries

If we effect our initial business combination with a company located outside of the United States, we would be subject to a variety of additional risks that may adversely affect us.

If we pursue a target company with operations or opportunities outside of the United States for our initial business combination, such as Nuvo, we may face additional burdens in connection with investigating, agreeing to and completing such initial business combination, and if we effect such initial business combination, we would be subject to a variety of additional risks that may negatively impact our operations.

If we pursue a target a company with operations or opportunities outside of the United States for our initial business combination, such as Nuvo, we would be subject to risks associated with cross-border business combinations, including in connection with investigating, agreeing to and completing our initial business combination, conducting due diligence in a foreign jurisdiction, having such transaction approved by any local governments, regulators or agencies and changes in the purchase price based on fluctuations in foreign exchange rates.

If we effect our initial business combination with such a company, including Nuvo, we would be subject to any special considerations or risks associated with companies operating in an international setting, including any of the following:

●	costs and difficulties inherent in managing cross-border business operations;

●	rules and regulations regarding currency redemption;

●	complex corporate withholding taxes on individuals;

●	laws governing the manner in which future business combinations may be effected;

●	exchange listing and/or delisting requirements;

●	tariffs and trade barriers;

●	regulations related to customs and import/export matters;

●	local or regional economic policies and market conditions;

●	unexpected changes in regulatory requirements;

●	challenges in managing and staffing international operations;

●	longer payment cycles;

●	tax issues, such as tax law changes and variations in tax laws as compared to the United States;

●	currency fluctuations and exchange controls;

●	rates of inflation;

●	challenges in collecting accounts receivable;

●	cultural and language differences;

●	employment regulations;

●	underdeveloped or unpredictable legal or regulatory systems;

●	corruption;

●	protection of intellectual property;

●	social unrest, crime, strikes, riots and civil disturbances;

●	regime changes and political upheaval;

●	terrorist attacks, natural disasters, widespread health emergencies and wars; and

●	deterioration of political relations with the United States.

We may not be able to adequately address these additional risks. If we were unable to do so, we may be unable to complete such initial business combination, or, if we complete such initial business combination, our operations might suffer, either of which may adversely impact our business, financial condition and results of operations.

If we effect our initial business combination with a company located outside of the United States, such as Nuvo, we would be subject to a variety of additional risks that may adversely affect us.

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

In the event we acquire a non-U.S. target, all revenues and income may be received in a foreign currency, and the dollar equivalent of our net assets and distributions, if any, could be adversely affected by reductions in the value of the local currency. The value of the currencies in our target regions fluctuate and are affected by, among other things, changes in political and economic conditions. Any change in the relative value of such currency against our reporting currency may affect the attractiveness of any target business or, following consummation of our initial business combination, our financial condition and results of operations. Additionally, if a currency appreciates in value against the dollar prior to the consummation of our initial business combination, the cost of a target business as measured in dollars will increase, which may make it less likely that we are able to consummate such transaction.

We may reincorporate in another jurisdiction in connection with our initial business combination, and the laws of such jurisdiction may govern some or all of our future material agreements and we may not be able to enforce our legal rights.

In connection with our initial business combination, we may relocate the home jurisdiction of our business from the Cayman Islands to another jurisdiction. For example, in the Business Combination, Holdco is expected to be domiciled in the State of Israel. If we do this, the laws of such jurisdiction may govern some or all of our future material agreements. The system of laws and the enforcement of existing laws in such jurisdiction may not be as certain in implementation and interpretation as in the United States. The inability to enforce or obtain a remedy under any of our future agreements could result in a significant loss of business, business opportunities or capital.

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

Our initial business combination, including the Business Combination, may be subject to regulatory review and approval requirements by governmental entities, and ultimately prohibited. For example, CFIUS has authority to review certain direct or indirect foreign investments in U.S. businesses. Among other things, CFIUS is empowered to require mandatory filings for certain investments, to charge filing fees related to such filings, and to self-initiate national security reviews of foreign direct and indirect investments in U.S. businesses if the parties to that investment choose not to file voluntarily. If CFIUS determines that an investment presents national security risks, CFIUS has the power to require mitigation measures on the investment or can recommend that the President prohibit the transaction or order divestment. Whether CFIUS has jurisdiction to review an acquisition or investment transaction depends on, among other factors, the nature and structure of the transaction, the nationality of the parties, the level of beneficial ownership interest and the nature of any information or governance rights involved.

LAMF is a Cayman Islands-organized entity. Our Chief Executive Officer, Simon Horsman, is a British citizen and one of the three managing members of the managing member of the Sponsor. Mr. Horsman does not have the ability to independently control the Sponsor because such three managing members must act by majority consent.

By virtue of being organized in the Cayman Islands and for so long as the Sponsor retains a material ownership interest in us, we may be deemed a “foreign person” under the CFIUS regulations. As such, our initial business combination, including the Business Combination, may be subject to CFIUS review. If a proposed initial business combination with a U.S. business falls within CFIUS’s jurisdiction, the parties may determine that they are required to make a mandatory filing or that they will submit to CFIUS review on a voluntary basis, or to proceed with the transaction without notifying CFIUS and risk CFIUS intervention, before or after closing the transaction. In connection with a review, CFIUS may decide to delay the initial business combination, including the Business Combination, require conditions to mitigate national security concerns with respect to an initial business combination, including the Business Combination or recommend that the President of the United States block an initial business combination, including the Business Combination or order divestment if the parties proceeded without first obtaining CFIUS approval. Accordingly, the potential impact of CFIUS review may prevent us from consummating an initial business combination, including the Business Combination.

The process of government review, whether by CFIUS or otherwise, could be lengthy. Because we have only a limited time to complete an initial business combination, including the Business Combination, our failure to obtain any required approvals within the requisite time period may require us to liquidate. If we are unable to consummate an initial business combination, including the Business Combination, within the applicable time period required, including as a result of extended regulatory review, we will, as promptly as reasonably possible but not more than five business days thereafter, redeem the public shares for a pro rata portion of the funds held in the trust account and as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. In such event, our shareholders will miss the opportunity to benefit from an investment in a target company and the potential appreciation in value of such investment. Additionally, our warrants will become worthless.

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

Until we consummate our initial business combination, we intend to engage in the business of identifying and combining with one or more businesses. Each of our officers and directors presently has, and any of them in the future may have, additional fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present a business combination opportunity to such entity. Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. These conflicts may not be resolved in our favor and a potential target business may be presented to another entity prior to its presentation to us. Our Governing Documents provide that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of the Company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue, and to the extent the director or officer is permitted to refer that opportunity to us without violating another legal obligation. In addition, our Sponsor and our officers and directors may sponsor or form other special purpose acquisition companies similar to ours or may pursue other business or investment ventures during the period in which we are seeking an initial business combination. Any such companies, businesses or investments may present additional conflicts of interest in pursuing an initial business combination. In addition, our Sponsor and our officers and directors may sponsor or form other special purpose acquisition companies similar to ours or may pursue other business or investment ventures during the period in which we are seeking an initial business combination. Any such companies, businesses or investments may present additional conflicts of interest in pursuing an initial business combination. In particular, affiliates of our Sponsor are currently sponsoring another blank check company, 10X Capital Venture Acquisition Corp. II (“10X II”) and 10X Capital Venture Acquisition Corp. III (“10X III”). 10X II has already completed a business combination however 10X III may seek to complete a business combination in any location and is focusing on business combinations in the consumer internet, e-commerce, software, healthcare and financial services industries. Any such companies, businesses or investments, including 10X III, may present additional conflicts of interest in pursuing an initial business combination. However, we do not believe that any such potential conflicts would materially affect our ability to complete our initial business combination. For a complete discussion of our executive officers’ and directors’ business affiliations and the potential conflicts of interest that you should be aware of, please see “Directors, Executive Officers and Corporate Governance – Officers and Directors” and “Directors, Executive Officers and Corporate Governance – Conflicts of Interest.”

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

On September 22, 2023, Wells Fargo Securities, LLC, the sole book-running manager of the IPO, solely with respect to the Business Combination, waived its entitlement to the payment of all of its $9,915,000 deferred underwriting commissions for its previously completed role as underwriter of the IPO that would have become due upon the consummation of the Business Combination, without any consideration.

Since our Sponsor, executive officers and directors will lose their entire investment in us if our initial business combination is not completed (other than with respect to Public Shares they may acquire during or after the IPO), a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination.

On September 3, 2021, our Sponsor paid $25,000, or approximately $0.003 per share, to cover certain expenses on our behalf in consideration of 7,666,667 Founder Shares. In October 2021, our Sponsor transferred 10,000 Founder Shares to Keith Harris, our senior advisor following the completion of the IPO, and 20,000 Founder Shares to each of Christina Spade, Adriana Machado and Michael Brown, our director nominees, resulting in our Sponsor holding 7,596,667 Founder Shares. On November 10, 2021, we effected a share capitalization pursuant to which an additional 766,666 Founder Shares were issued to our Sponsor, resulting in an aggregate of 8,433,333 Founder Shares outstanding. Prior to the initial investment in the Company of $25,000 by our Sponsor, the Company had no assets, tangible or intangible. The purchase price of the Founder Shares was determined by dividing the amount of cash contributed to the Company by the number of Founder Shares issued. The number of Founder Shares outstanding was determined based on the expectation that the total size of the IPO would be a maximum of 25,300,000 Units if the underwriters’ over-allotment option was exercised in full, and therefore that such Founder Shares would represent 25% of the outstanding shares after the IPO (not including the Private Placement Shares). Up to 1,100,000 of the Founder Shares were subject to forfeiture depending on the extent to which the underwriters’ over-allotment is exercised. In connection with the underwriters’ full exercise of their over-allotment option on November 16, 2021, the 1,100,000 Founder Shares were no longer subject to forfeiture. The Founder Shares will be worthless if we do not complete an initial business combination. In addition, our Sponsor purchased an aggregate of 1,106,000 Private Placement Units for an aggregate purchase price of $11,060,000 that will also be worthless if we do not complete our initial business combination. The personal and financial interests of our executive officers and directors may influence their motivation in identifying and selecting a target business combination, completing an initial business combination and influencing the operation of the business following the initial business combination. This risk may become more acute as the date provided in the Governing Documents (or up to May 16, 2024, pursuant to the Extension), nears, which is the deadline for our completion of an initial business combination.

Risks Relating to our Securities

Nasdaq may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

Our Units, Public Shares and Warrants are currently listed on Nasdaq. We cannot assure you that our securities will continue to be listed on Nasdaq in the future or prior to our initial business combination. In order to continue listing our securities on Nasdaq prior to our initial business combination, we must maintain certain financial, distribution and share price levels. Generally, we must maintain a minimum market value of our listed securities of $50 million and a minimum number of holders of our securities (300 public holders). Additionally, in connection with our initial business combination, we will be required to demonstrate compliance with Nasdaq’s initial listing requirements, which are more rigorous than Nasdaq’s continued listing requirements, in order to continue to maintain the listing of our securities on Nasdaq. For instance, unless we decide to list on a different Nasdaq tier, such as the Nasdaq Capital Market, which has different initial listing requirements, our bid price would generally be required to be at least $4.00 per share, the market value of our listed securities would be required to be at least $75 million, the market value of our unrestricted publicly held shares would be required to be at least $20 million and we would be required to have a minimum of 400 round lot holders of our securities, with at least 50% of such round lot holders holding securities with a market value of at least $2,500. We cannot assure you that we will be able to meet those initial listing requirements at that time.

If Nasdaq delists our securities from trading on its exchange and we are not able to list our securities on another national securities exchange, we expect our securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

●	a limited availability of market quotations for our securities;

●	reduced liquidity for our securities;

●	a determination that our Class A Shares are a “penny stock” which will require brokers trading in our Class A Shares to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;

●	a limited amount of news and analyst coverage; and

●	a decreased ability to issue additional securities or obtain additional financing in the future.

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

You will not be permitted to exercise your Warrants unless we register and qualify the underlying Class A Shares or certain exemptions are available.

If the issuance of the Class A Shares upon exercise of the Warrants is not registered, qualified or exempt from registration or qualification under the Securities Act and applicable state securities laws, holders of Warrants will not be entitled to exercise such Warrants and such Warrants may have no value and expire worthless. In such event, holders who acquired their Warrants as part of a purchase of Units will have paid the full Unit purchase price solely for the Public Shares.

In the IPO, we registered the Class A Shares issuable upon exercise of the Warrants because the Warrants will become exercisable 30 days after the completion of our initial business combination, which may be within one year of the IPO. However, because the Warrants will be exercisable until their expiration date of up to five years after the completion of our initial business combination, in order to comply with the requirements of Section 10(a)(3) of the Securities Act following the consummation of our initial business combination under the terms of the warrant agreement, we have agreed that, as soon as practicable, but in no event later than 15 business days, after the closing of our initial business combination, we will use our best efforts to file with the SEC a post-effective amendment to the registration statement relating to the IPO or a new registration statement covering the registration under the Securities Act of the Class A Shares issuable upon exercise of the Warrants and thereafter will use our best efforts to cause the same to become effective within 60 business days following our initial business combination and to maintain a current prospectus relating to the Class A Shares issuable upon exercise of the Warrants until the expiration of the Warrants in accordance with the provisions of the warrant agreement. We cannot assure you that we will be able to do so if, for example, any facts or events arise which represent a fundamental change in the information set forth in the registration statement or prospectus, the financial statements contained or incorporated by reference therein are not current or correct or the SEC issues a stop order.

If the Class A Shares issuable upon exercise of the Warrants are not registered under the Securities Act, under the terms of the warrant agreement, holders of Warrants who seek to exercise their Warrants will not be permitted to do so for cash and, instead, will be required to do so on a cashless basis in accordance with Section 3(a)(9) of the Securities Act or another exemption.

In no event will Warrants be exercisable for cash or on a cashless basis, and we will not be obligated to issue any shares to holders seeking to exercise their Warrants, unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of the exercising holder, or an exemption from registration or qualification is available.

If our Class A Shares are at the time of any exercise of a Warrant not listed on a national securities exchange such that they satisfy the definition of “covered securities” under Section 18(b)(1) of the Securities Act, we may, at our option, not permit holders of Warrants who seek to exercise their Warrants to do so for cash and, instead, require them to do so on a cashless basis in accordance with Section 3(a)(9) of the Securities Act; in the event we so elect, we will not be required to file or maintain in effect a registration statement or register or qualify the shares underlying the Warrants under applicable state securities laws, and in the event we do not so elect, we will use our best efforts to register or qualify the shares underlying the Warrants under applicable state securities laws to the extent an exemption is not available.

In no event will we be required to net cash settle any Warrant, or issue securities (other than upon a cashless exercise as described above) or other compensation in exchange for the Warrants in the event that we are unable to register or qualify the shares underlying the Warrants under the Securities Act or applicable state securities laws.

You may only be able to exercise your Public Warrants on a “cashless basis” under certain circumstances, and if you do so, you will receive fewer Class A Shares from such exercise than if you were to exercise such Warrants for cash.

Our warrant agreement provides that in the following circumstances holders of Warrants who seek to exercise their Warrants will not be permitted to do for cash and will, instead, be required to do so on a cashless basis in accordance with Section 3(a)(9) of the Securities Act: (i) if the Class A Shares issuable upon exercise of the Warrants are not registered under the Securities Act in accordance with the terms of the warrant agreement; (ii) if we have so elected and the Class A Shares are at the time of any exercise of a Warrants not listed on a national securities exchange such that they satisfy the definition of “covered securities” under Section 18(b)(1) of the Securities Act; and (iii) if we have so elected and we call the Public Warrants for redemption. If you exercise your Public Warrants on a cashless basis, you would pay the Warrant exercise price by surrendering the Warrants for that number of Class A Shares equal to the quotient obtained by dividing (x) the product of the number Class A Shares underlying the Warrants, multiplied by the excess of the “fair market value” of our Class A Shares (as defined in the next sentence) over the exercise price of the Warrants by (y) the fair market value. The “fair market value” is the average reported closing price of the Class A Shares for the 10 trading days ending on the third trading day prior to the date on which the notice of exercise is received by the warrant agent or on which the notice of redemption is sent to the holders of Warrants, as applicable. As a result, you would receive fewer Class A Shares from such exercise than if you were to exercise such Warrants for cash.

The grant of registration rights to our Initial Shareholders and holders of our Private Placement Units, Private Placement Shares and Private Placement Warrants may make it more difficult to complete our initial business combination, and the future exercise of such rights may adversely affect the market price of our Class A Shares.

Pursuant to an agreement entered into concurrently with the issuance and sale of the securities in the IPO, our Initial Shareholders and their permitted transferees can demand that we register the Class A Shares into which Founder Shares are convertible, holders of our Private Placement Warrants and their permitted transferees can demand that we register the Private Placement Warrants and the Class A Shares issuable upon exercise of the Private Placement Warrants, and holders of Warrants that may be issued upon conversion of the Working Capital Loans may demand that we register such Warrants or the Class A Shares issuable upon conversion of such Warrants. The registration rights will be exercisable with respect to the Founder Shares and the Private Placement Units, Private Placement Shares and Private Placement Warrants and the Class A Shares issuable upon exercise of such Private Placement Warrants. We will bear the cost of registering these securities. The registration and availability of such a significant number of securities for trading in the public market may have an adverse effect on the market price of our Class A Shares. In addition, the existence of the registration rights may make our initial business combination more costly or difficult to conclude. This is because the shareholders of the target business may increase the equity stake they seek in the combined entity or ask for more cash consideration to offset the negative impact on the market price of our Class A Shares that is expected when the ordinary shares owned by our Initial Shareholders, holders of our Private Placement Warrants or holders of our Working Capital Loans or their respective permitted transferees are registered.

We may issue additional Class A Shares or preference shares to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. Any such issuances would dilute the interest of our shareholders and likely present other risks.

Our Governing Documents authorize the issuance of up to 500,000,000 Class A Shares, par value $0.0001 per share, 50,000,000 Class B ordinary shares, par value $0.0001 per share, and 1,000,000 preference shares, par value $0.0001 per share. Immediately after the IPO, there were 474,700,000 and 41,567,000 authorized but unissued Class A Shares and Class B ordinary shares, respectively, available for issuance which amount does not take into account shares reserved for issuance upon exercise of outstanding Warrants or shares issuable upon conversion of the Founder Shares. The Founder Shares were automatically convertible into Class A Shares concurrently with or immediately following the consummation of our initial business combination, initially at a one-for-one ratio but subject to adjustment as set forth herein and in our Governing Documents. Following the conversion of all of the Class B ordinary shares into Class A Shares on May 11, 2023, there were no Founder Shares issued and outstanding. There are no preference shares issued and outstanding.

We may issue a substantial number of additional Class A Shares or preference shares to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. Our Governing Documents provide, among other things, that prior to our initial business combination, we may not issue additional shares that would entitle the holders thereof to (i) receive funds from the Trust Account or (ii) vote as a class with our Class A Shares on any initial business combination. These provisions of the Governing Documents, like all provisions of the Governing Documents, may be amended with a shareholder vote. The issuance of additional ordinary shares or preference shares:

●	may significantly dilute the equity interest of investors in the IPO;

●	may subordinate the rights of holders of Class A Shares if preference shares are issued with rights senior to those afforded our Class A Shares;

●	could cause a change in control if a substantial number of Class A Shares are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors; and

●	may adversely affect prevailing market prices for our Units, Class A Shares and/or Warrants.

We may amend the terms of the Warrants in a manner that may be adverse to holders of Public Warrants with the approval by the holders of at least 50% of the then outstanding Public Warrants. As a result, the exercise price of your Warrants could be increased, the exercise period could be shortened and the number of Class A Shares purchasable upon exercise of a Warrant could be decreased, all without your approval.

Our Warrants are issued in registered form under the warrant agreement, which provides that the terms of the Warrants may be amended without the consent of any holder to cure any ambiguity or correct any defective provision, but requires the approval by the holders of at least 50% of the then outstanding Public Warrants to make any change that adversely affects the interests of the registered holders of Public Warrants. Accordingly, we may amend the terms of the Public Warrants in a manner adverse to a holder if holders of at least 50% of the then outstanding Public Warrants approve of such amendment. Although our ability to amend the terms of the Public Warrants with the consent of at least 50% of the then outstanding Public Warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the Warrants, convert the Warrants into cash or share (at a ratio different than initially provided), shorten the exercise period or decrease the number of Class A Shares purchasable upon exercise of a Warrant.

We may redeem your unexpired Warrants prior to their exercise at a time that is disadvantageous to you, thereby making your Warrants worthless.

We have the ability to redeem all of the outstanding Warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per Warrants; provided that the closing price of our Class A Shares equals or exceeds $18.00 per share (as adjusted for share splits, share capitalizations, reorganizations, recapitalizations and the like and for certain issuances of Class A Shares and equity-linked securities for capital raising purposes in connection with the closing of our initial business combination as described elsewhere in the registration statement relating to the IPO) for any 20 trading days within a 30 trading-day period ending on the third trading day prior to proper notice of such redemption provided that on the date we give notice of redemption. We will not redeem the Warrants unless an effective registration statement under the Securities Act covering the Class A Shares issuable upon exercise of the Warrants is effective and a current prospectus relating to those Class A Shares is available throughout the 30-day redemption period, except if the Warrants may be exercised on a cashless basis and such cashless exercise is exempt from registration under the Securities Act. If and when the Warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. Redemption of the outstanding Warrants could force you to (i) exercise your Warrants and pay the exercise price therefor at a time when it may be disadvantageous for you to do so, (ii) sell your Warrants at the then-current market price when you might otherwise wish to hold your Warrants or (iii) accept the nominal redemption price which, at the time the outstanding Warrants are called for redemption, is likely to be substantially less than the market value of your Warrants.

Our Warrants may have an adverse effect on the market price of our Class A Shares and make it more difficult to effectuate our initial business combination.

We issued Warrants to purchase 12,650,000 Class A Shares as part of the Units offered in the IPO and, simultaneously with the closing of the IPO, we issued in a private placement an aggregate of 1,106,000 Private Placement Units, which included Private Placement Warrants to purchase an aggregate of 553,000 Class A Shares at $11.50 per share. On February 2, 2024, we issued an unsecured convertible promissory note to the Sponsor, pursuant to which we may borrow up to $1,200,000.00, related to the ongoing expenses reasonably related to the business of the Company and the consummation of an initial business combination. In connection with the Working Capital Promissory Note, the Sponsor or the management team may, but is not obligated to, make Working Capital Loans to us, that may be repaid upon completion of an initial business combination, without interest, or at the lender’s discretion, converted upon completion of a business combination into up to 120,000 units of the post-business combination entity at a price of $10.00 per unit at the option of the lender. The units would be identical to the Private Placement Units.

To the extent we issue ordinary shares to effectuate a business transaction, the potential for the issuance of a substantial number of additional Class A Shares upon exercise of these Warrants could make us a less attractive acquisition vehicle to a target business. Such Warrants, when exercised, will increase the number of issued and outstanding Class A Shares and reduce the value of the Class A Shares issued to complete the business transaction. Therefore, our Warrants may make it more difficult to effectuate a business transaction or increase the cost of acquiring the target business.

Because each Unit contains one-half of one Warrant and only a whole Warrant may be exercised, the Units may be worth less than Units of other special purpose acquisition companies.

Each Unit contains one-half of one Warrant. Pursuant to the warrant agreement, no fractional Warrants will be issued upon separation of the Units, and only whole Warrants will trade. If, upon exercise of the Warrants, a holder would be entitled to receive a fractional interest in a share, we will, upon exercise, round down to the nearest whole number the number of Class A Shares to be issued to the warrant holder. This is different from other offerings similar to ours whose Units include one ordinary share and one Warrant to purchase one whole Class A Share. We have established the components of the Units in this way in order to reduce the dilutive effect of the Warrants upon completion of a business combination since the Warrants will be exercisable in the aggregate for one-half of the number of shares compared to Units that each contain a whole Warrant to purchase one share, thus making us, we believe, a more attractive merger partner for target businesses. Nevertheless, this Unit structure may cause our Units to be worth less than if it included a Warrant to purchase one whole Class A Share.

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

Our corporate affairs are governed by our Governing Documents, the Companies Act (as the same may be supplemented or amended from time to time) and the common law of the Cayman Islands. We will also be subject to the federal securities laws of the United States. The rights of shareholders to take action against the directors, actions by minority shareholders and the fiduciary responsibilities of our directors to us under Cayman Islands law are to a large extent governed by the common law of the Cayman Islands. The common law of the Cayman Islands is derived in part from comparatively limited judicial precedent in the Cayman Islands as well as from English common law, the decisions of whose courts are of persuasive authority, but are not binding on a court in the Cayman Islands. The rights of our shareholders and the fiduciary responsibilities of our directors under Cayman Islands law are different from what they would be under statutes or judicial precedent in some jurisdictions in the United States. In particular, the Cayman Islands has a different body of securities laws as compared to the United States, and certain states, such as Delaware, may have more fully developed and judicially interpreted bodies of corporate law. In addition, Cayman Islands companies may not have standing to initiate a shareholders derivative action in a Federal court of the United States.

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

We believe that we were a PFIC for our taxable year ending December 31, 2021 (our first taxable year) and for our taxable year ending December 31, 2022 and we expect to be a PFIC for our taxable year ending December 31, 2023 and in the foreseeable future. Such PFIC status could result in adverse U.S. federal income tax consequences to U.S. Holders (as defined below).

If we were treated as a PFIC for any taxable year, or portion thereof, that is included in the holding period of a U.S. Holder (as defined below), such U.S. Holder may be subject to certain adverse U.S. federal income tax consequences (including in connection with the exercise of redemption rights and otherwise in connection with an initial business combination) and may be subject to additional reporting requirements. For purposes of this discussion, a “U.S. Holder” is a beneficial owner of Class A Shares or Public Warrants, that is:

●	an individual who is a U.S. citizen or resident of the United States;

●	a corporation (including an entity treated as a corporation for U.S. federal income tax purposes) created or organized in or under the laws of the United States, any state thereof or the District of Columbia;

●	an estate the income of which is includible in gross income for U.S. federal income tax purposes regardless of its source; or

●	a trust (A) the administration of which is subject to the primary supervision of a U.S. court and which has one or more U.S. persons (within the meaning of the U.S. Internal Revenue Code of 1986, as amended (the “Code”)) who have the authority to control all substantial decisions of the trust or (B) that has in effect a valid election under applicable Treasury Regulations to be treated as a U.S. person.

Such adverse U.S. federal income tax consequences are generally expected to consist of higher effective tax rates on certain income and gain, and, in particular, may include (i) any gain recognized by the U.S. Holder on the sale or other disposition of its Class A Shares and Public Warrants and (ii) any “excess distribution” made to the U.S. Holder (generally, any distributions to such U.S. Holder during a taxable year of the U.S. Holder that are greater than 125% of the average annual distributions received by such U.S. Holder in respect of the Class A Shares during the three preceding taxable years of such U.S. Holder or, if shorter, the portion of such U.S. Holder’s holding period for such shares that preceded the taxable year of the distribution) being subject to the “excess distribution rules”. Under these rules, any such gain recognized by a U.S. Holder or excess distribution made to a U.S. Holder generally would be subject to a special tax and interest charge. A U.S. Holder generally would be subject to different rules with respect to its Class A Shares (but generally not its Public Warrants) if such U.S. Holder made either a qualified electing fund (“QEF”) election or a mark-to-market election for our first taxable year as a PFIC in which such U.S. Holder held (or was deemed to hold) such shares, or a QEF election along with an applicable purging election (collectively, the “PFIC Elections”). If we determine we are a PFIC for any taxable year, upon written request, we will endeavor to provide to a U.S. Holder such information as the Internal Revenue Service may require, including a PFIC annual information statement, in order to enable the U.S. Holder to make and maintain a QEF election, but there can be no assurance that we will timely provide such required information or that such information will be provided after the completion of our initial business combination.

Because we are a blank-check company with no current active business, based upon the composition of our income and assets for our first taxable year (ending December 31, 2021) and our second taxable year (ending December 31, 2022), we believe we were a PFIC for such taxable years. In addition, because we are a blank-check company with no current active business, based upon the composition of our income and assets for our taxable year ending December 31, 2023, we expect to be a PFIC for such taxable year and in the foreseeable future. To determine whether the PFIC asset test has been met, a calendar-year corporation generally divides the average of the values of passive assets at the end of each quarter by the average value of all assets at the end of each quarter. However, because PFIC status is based on income, assets and activities for the entire taxable year, it is not possible to determine our PFIC status for any taxable year until after the close of the taxable year. In addition, our U.S. counsel expresses no opinion with respect to our PFIC status for any taxable year as such determination is inherently factual.

The rules dealing with PFICs discussed above are very complex and are affected by various factors in addition to those described above. Accordingly, U.S. Holders are strongly urged to consult their tax advisors concerning the application of the PFIC rules to their particular circumstances, including as a result of PFIC Elections that such U.S. Holders may have made (or may wish to make).

An investment in our securities may result in uncertain U.S. federal income tax consequences.

An investment in our securities may result in uncertain U.S. federal income tax consequences. For instance, because there are no authorities that directly address instruments similar to the Units, the allocation an investor makes with respect to the purchase price of an Unit between the Public Shares and the one-half of a Public Warrant included in each Unit could be challenged by the U.S. Internal Revenue Service or the courts. In addition, the U.S. federal income tax consequences of a cashless exercise of Public Warrants included in the Units is unclear under current law. Finally, it is unclear whether the redemption rights with respect to the Public Shares suspend the running of a U.S. Holder’s holding period for purposes of determining whether any gain or loss realized by such holder on the sale or exchange of Public Shares is long-term capital gain or loss and for determining whether any dividend we would pay would be considered “qualified dividend income” for U.S. federal income tax purposes.

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

We are an “emerging growth company” within the meaning of the Securities Act, as modified by the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor internal controls attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. As a result, our shareholders may not have access to certain information they may deem important. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier, including if the market value of our Class A Shares held by non-affiliates exceeds $700 million as of any June 30 before that time, in which case we would no longer be an emerging growth company as of the following December 31. We cannot predict whether investors will find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. We have elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used. Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our ordinary shares held by non-affiliates equals or exceeds $250 million as of the prior June 30th, and (2) our annual revenues equaled or exceeded $100 million during such completed fiscal year and the market value of our ordinary shares held by non- affiliates equals to or exceeds $700 million as of the prior June 30th. To the extent we take advantage of such reduced disclosure obligations, it may also make comparison of our financial statements with other public companies difficult or impossible.

Provisions in our Governing Documents may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our Class A Shares and could entrench management.

Our Governing Documents contain provisions that may discourage unsolicited takeover proposals that shareholders may consider to be in their best interests. These provisions include a staggered board of directors and the ability of the board of directors to designate the terms of and issue new series of preference shares, which may make the removal of management more difficult and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

Our Governing Documents provide that the courts of the Cayman Islands will be the exclusive forums for certain disputes between us and our shareholders, which could limit our shareholders’ ability to obtain a favorable judicial forum for complaints against us or our directors, officers or employees.

Our Governing Documents provide that unless we consent in writing to the selection of an alternative forum, the courts of the Cayman Islands shall have exclusive jurisdiction over any claim or dispute arising out of or in connection with our Governing Documents or otherwise related in any way to each shareholder’s shareholding in us, including but not limited to (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of any fiduciary or other duty owed by any of our current or former director, officer or other employee to us or our shareholders, (iii) any action asserting a claim arising pursuant to any provision of the Companies Act or our Governing Documents, or (iv) any action asserting a claim against us governed by the internal affairs doctrine (as such concept is recognized under the laws of the United States of America) and that each shareholder irrevocably submits to the exclusive jurisdiction of the courts of the Cayman Islands over all such claims or disputes. The forum selection provision in our Governing Documents will not apply to actions or suits brought to enforce any liability or duty created by the Securities Act, Exchange Act or any claim for which the federal district courts of the United States of America are, as a matter of the laws of the United States of America, the sole and exclusive forum for determination of such a claim.

Our Governing Documents also provide that, without prejudice to any other rights or remedies that we may have, each of our shareholders acknowledges that damages alone would not be an adequate remedy for any breach of the selection of the courts of the Cayman Islands as exclusive forum and that accordingly we shall be entitled, without proof of special damages, to the remedies of injunction, specific performance or other equitable relief for any threatened or actual breach of the selection of the courts of the Cayman Islands as exclusive forum.

This choice of forum provision may increase a shareholder’s cost and limit the shareholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage lawsuits against us and our directors, officers and other employees. Any person or entity purchasing or otherwise acquiring any of our shares or other securities, whether by transfer, sale, operation of law or otherwise, shall be deemed to have notice of and have irrevocably agreed and consented to these provisions. There is uncertainty as to whether a court would enforce such provisions, and the enforceability of similar choice of forum provisions in other companies’ charter documents has been challenged in legal proceedings. It is possible that a court could find this type of provision to be inapplicable or unenforceable, and if a court were to find this provision in our Governing Documents to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving the dispute in other jurisdictions, which could have adverse effect on our business and financial performance.

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

As a blank check company, we have no operations and therefore do not have any operations of our own that face cybersecurity threats. However, we do depend on the digital technologies of third parties, and as noted in Item 1A. Risk Factors of this Form 10-K, any sophisticated and deliberate attacks on, or security breaches in, systems or infrastructure or the cloud that we utilize, including those of third parties, could lead to corruption or misappropriation of our assets, proprietary information and sensitive or confidential data. Because of our reliance on the technologies of third parties, we also depend upon the personnel and the processes of third parties to protect against cybersecurity threats, and we have no personnel or processes of our own for this purpose. Our board of directors oversees risk for our Company, and prior to filings with the SEC, our board of directors reviews our risk factors, including the descriptions of the risks we face from cybersecurity threats, as described in Item 1A. Risk Factors of this Form 10-K.

Item 2. Properties.

Our executive offices are located at 9255 Sunset Blvd., Suite 1100, West Hollywood, California, 90069. We pay our Sponsor (and/or its affiliates or designees) an aggregate of $20,000 per month for office space, secretarial and administrative services provided to members of our management team. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees. We consider our current office space adequate for our current operations.

Item 3. Legal Proceedings.

None.

Item 4. Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Shareholders’ equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our Units, Public Shares and Warrants are traded on Nasdaq under the symbols “LGVCU,” “LGVC” and “LGVCW,” respectively.

Holders

As of December 31, 2023, there were two holders of record of our Units, six holders of record of our Class A Shares and one holder of record of our Warrants.

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

None.

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

The issuance of additional shares in connection with a business combination to the owners of the target or other investors:

●	may significantly dilute the equity interest of investors in the IPO, which dilution would increase if the anti-dilution provisions in the Founder Shares resulted in the issuance of Class A Shares on a greater than one-to-one basis upon conversion of the Founder Shares;

●	may subordinate the rights of holders of Class A Shares if preference shares are issued with rights senior to those afforded our Class A Shares;

●	could cause a change in control if a substantial number of our Class A Shares are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors;

●	may have the effect of delaying or preventing a change of control of us by diluting the share ownership or voting rights of a person seeking to obtain control of us; and

●	may adversely affect prevailing market prices for our Class A Shares and/or Warrants. Similarly, if we issue debt securities or otherwise incur significant debt to bank or other lenders or the owners of a target, it could result in:

●	default and foreclosure on our assets if our operating revenues after an initial business combination are insufficient to repay our debt obligations;

●	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

●	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand;

●	our inability to obtain necessary additional financing if the debt security contains covenants restricting our ability to obtain such financing while the debt security is outstanding;

●	our inability to pay dividends on our Class A Shares;

●	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our Class A Shares if declared, expenses, capital expenditures, acquisitions and other general corporate purposes;

●	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

●	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and

●	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

We expect to continue to incur significant costs in the pursuit of our initial business combination. We cannot assure you that our plans to complete a business combination will be successful.

Proposed Business Combination with Nuvo Group Ltd.

Business Combination Agreement

On August 17, 2023, the Company entered into a business combination agreement (the “Business Combination Agreement”) pursuant to which the Company will engage in a business combination transaction with Nuvo Group Ltd., a limited liability company organized under the State of Israel (“Nuvo”) (the “Business Combination”). The public company ultimately resulting from the completion of the Business Combination will be Holdco Nuvo Group D.G. Ltd., a limited liability company organized under the laws of the State of Israel (“Holdco”). Holdco will have two classes of shares outstanding at the closing of the Business Combination (the “Closing”): (i) ordinary shares, no par value (the “Holdco Ordinary Shares”); and (ii) preferred shares, no par value, (the “Holdco Preferred Shares”).The parties to the Business Combination Agreement are the Company, Nuvo, Holdco, Nuvo Assetco Corp., a Cayman Islands exempted company and a wholly owned subsidiary of Holdco, and H.F.N. Insight Merger Company Ltd., a limited liability company organized under the laws of the State of Israel and a wholly owned subsidiary of the Company (“Merger Sub”).

The Business Combination Agreement contemplates that the business combination among the Company, Nuvo, Holdco, Assetco and Merger Sub will be completed through the following series of transactions:

One day prior to the date of the Closing, the Company will be merged with and into Assetco (the “SPAC Merger”) and Assetco will continue as the surviving corporation (Assetco, in its capacity as the surviving entity of the SPAC Merger, the “SPAC Surviving Company”). Pursuant to the SPAC Merger, each Class A Share issued and outstanding immediately prior to the effective time of the SPAC Merger will be automatically cancelled and converted into the right to receive one Holdco Ordinary Share.

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

Redemption Offer

Pursuant to our Governing Documents, the Company will be providing the holders of the Class A Shares the right to redeem all or a portion of their Class A Shares in connection with the vote to approve the Business Combination.

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

Equity Financing

The Business Combination Agreement provides that the parties may seek to obtain subscriptions for equity financing in connection with the consummation of the Business Combination as may be mutually agreed by the parties.

Shareholder Support Agreement

Concurrently with the execution of the Business Combination Agreement, the Company, Nuvo, Holdco and certain shareholders of Nuvo (the “Nuvo Shareholders”) entered into a shareholder support agreement (the “Shareholder Support Agreement”). Under the Shareholder Support Agreement, the Nuvo Shareholders agreed, among other things, to vote in favor of the adoption and approval of the Business Combination; be bound by certain other covenants and agreements related to the Business Combination; and be bound by certain transfer restrictions with respect to their Nuvo securities during the pendency of the Business Combination.

Sponsor Support Agreement

Concurrently with the execution of the Business Combination Agreement, the Company, Nuvo, Holdco, the Sponsor and the other Company insiders party thereto (the “Sponsor Parties”) entered into a sponsor support agreement (the “Sponsor Support Agreement”). Under the Sponsor Support Agreement, the Sponsor Parties agreed, among other things, to vote in favor of the adoption and approval of the Business Combination, be bound by certain other covenants and agreements related to the Business Combination; be bound by certain transfer restrictions with respect to their securities of the Company during the pendency of the Business Combination and not redeem any Class A Shares in connection with the Business Combination.

Waiver of the Deferred Underwriting Commissions

On September 22, 2023, Wells Fargo Securities, LLC, the sole book-running manager of the IPO, solely with respect to the Business Combination, waived its entitlement to the payment of all of its $9,915,000 deferred underwriting commissions for its previously completed role as underwriter of the IPO that would have become due upon the consummation of the Business Combination, without any consideration.

Results of Operations

We have neither engaged in any operations (other than searching for an initial business combination after the IPO) nor generated any revenues to date. Our only activities from inception through December 31, 2023 were organizational activities, those necessary to prepare for the IPO, described below and subsequent to the IPO, identifying and evaluating a target company for an initial business combination and activities in connection with the Business Combination. We do not expect to generate any operating revenues until after the completion of our initial business combination. We expect to generate non-operating income in the form of interest income on marketable securities held after the IPO. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence and other expenses in connection with completing our initial business combination.

For the year ended December 31, 2023, we had a net loss of $3,488,613, which consisted of interest and dividend income on investments held, offset by administrative, professional, and printing costs.

For the year ended December 31, 2022, we had net income of $2,250,543, which consisted of interest and dividend income on investments held, offset by administrative, professional, and printing costs.

Going Concern

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) Topic 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” we have determined that we do not currently have adequate liquidity to sustain operations, which consist solely of pursuing an initial business combination. While we expect to have sufficient access to additional sources of capital if necessary, there is no current commitment on the part of any financing source to provide additional capital and no assurances can be provided that such additional capital will ultimately be available. Additionally, we have determined that if the Company is unable to complete a business combination by May 16, 2024 (if we fully extend the term we have to complete our initial business combination), then the Company will cease all operations except for the purpose of winding up. The liquidity condition and date for mandatory liquidation and subsequent redemption of shares raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after May 16, 2024 (if we fully extend the term we have to complete our initial business combination). We intend to complete a business combination before the mandatory liquidation date.

Liquidity and Capital Resources

As of December 31, 2023, we had cash of $128,374 and a working capital deficit of $5,705,000.

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

On May 11, 2023, at the extraordinary general meeting of shareholders of the Company, the Company’s shareholders approved an amendment to the Governing Documents to provide the Company with the right to extend the date by which the Company must consummate an initial business combination to November 16, 2023 (the “Initial Extension”) and to allow the Company, without another shareholder vote, by resolution of the Company’s board of directors, to elect to further extend the extended date in one-month increments up to six additional times (“Additional Monthly Extensions”) up to May 16, 2024 (the “Extension”). The Company’s shareholders also approved a proposal to amend the Governing Documents to eliminate (i) the limitation that the Company may not redeem Public Shares in an amount that would cause the Company’s net tangible assets to be less than $5,000,001 and (ii) the limitation that the Company shall not consummate an initial business combination unless the Company has net tangible assets of at least $5,000,001 immediately prior to, or upon consummation of, or any greater net tangible asset or cash requirement that may be contained in the agreement relating to, such business combination. The Company’s shareholders also approved a proposal to provide for the right of a holder of the Founder Shares to convert such shares into Class A Shares on a one-for-one basis at any time and from time to time prior to the closing of a business combination at the election of the holder. In connection with the vote to approve the Extension, the holders of 22,347,384 Public Shares properly exercised their right to redeem their Public Shares for cash at a redemption price of approximately $10.52 per share, for an aggregate redemption amount of approximately $235 million. After the satisfaction of such redemptions in May 2023, the balance in the Trust Account was approximately $31 million.

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

Following the closing of the IPO on November 16, 2021, $258,060,000 ($10.20 per Unit) from the net proceeds of the sale of the Units in the IPO and the sale of the Private Placement Units was placed in a Trust Account. From November 16, 2021 until February 3, 2022, the proceeds in the Trust Account were held in cash. Between February 3, 2022 and December 6, 2023, the proceeds held in the Trust Account were invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. Since December 6, 2023, the funds held in the Trust Account are held in cash. As of December 31, 2023, the balance in the Trust Account was $32,178,652.

As of December 31, 2023, $128,374 of cash was not held in the Trust Account.

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

In order to fund working capital deficiencies or finance transaction costs in connection with an initial business combination, the Sponsor or an affiliate of the Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. On February 2, 2024, we issued an unsecured promissory note to the Sponsor, pursuant to which we may borrow up to $1,200,000 from the Sponsor, related to ongoing expenses reasonably related to the business of the Company and the consummation of our initial business combination. If we consummate a business combination, we would repay such loaned amounts. In the event that a business combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts, but no proceeds from our Trust Account would be used for such repayment. The Working Capital Promissory Note bears no interest and is repayable in full upon the earlier of the date on which we consummate our initial business combination or the date of our liquidation. Any outstanding principal amount to date under the Working Capital Promissory Note may be prepaid at any time by us, at our election and without penalty. Under the Working Capital Promissory Note, following the closing of our initial business combination, the Sponsor may elect to convert all or any portion of the unpaid principal balance of the Working Capital Promissory Note into units of the post-business combination entity at $10.00 per unit, with each unit being identical to the Private Placement Units sold to the Sponsor in connection with the IPO. The Conversion Units and their underlying securities are entitled to the registration rights set forth in the Working Capital Promissory Note. Prior to the completion of our initial business combination, we do not expect to seek loans from parties other than our Sponsor or an affiliate of our Sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our Trust Account.

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

The Company’s operations following the closing of the IPO have been funded by the portion of the proceeds from the sale of Private Placement Units not held in the Trust Account. The Company may raise additional capital through loans or additional investments from the Sponsor or the Sponsor’s members. The Sponsor is not obligated to loan the Company additional funds or make additional investments, but may do so from time to time to meet the Company’s working capital needs. On February 2, 2024, the Company issued an unsecured promissory note to the Sponsor, pursuant to which the Company may borrow up to $1,200,000 from the Sponsor, related to ongoing expenses reasonably related to the business of the Company and the consummation of the Company’s initial business combination. Management has determined that if the Company is unable to complete a business combination during the Combination Period (as defined in Note 1), then the Company will cease all operations except for the purpose of winding up. In connection with the Company’s assessment of going concern considerations in accordance with ASC 205-40, “Going Concern,” as of December 31, 2023, management has determined the liquidity condition, the date for mandatory liquidation and subsequent redemption of shares raises substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the date of the issuance of these consolidated financial statements. The Company intends to complete its initial business combination before the mandatory liquidation date; however, there can be no assurance that the Company will be able to consummate any business combination by the date provided in the Governing Documents (or up to May 16, 2024, pursuant to the Extension). These consolidated financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as going concern.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of December 31, 2023.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay the Sponsor (and/or its affiliates or designees) an aggregate of $20,000 per month for office space, secretarial and administrative services. We began incurring these fees on November 16, 2021 and will continue to incur these fees monthly until the earlier of the completion of the business combination and our liquidation. In connection with the IPO, the Company engaged Cohen & Company Capital Markets, a division of J.V.B. Financial Group, LLC (“CCM”), an affiliate of a passive member of the Sponsor, to provide consulting and advisory services in connection with the IPO, for which it received an advisory fee equal to 0.6% of the aggregate proceeds of the IPO. Affiliates of CCM have and manage investment vehicles with a passive investment in the Sponsor. Of such amount, $1,200,000 was paid at the closing of the IPO with the remainder deferred until the consummation of the Company’s initial business combination. Such amount was included in as part of the offering costs for the IPO. The underwriters of the IPO agreed to reimburse the Company for this cost; a total of $1,175,000 was received from the underwriters at the time of closing of the IPO, and an additional $25,000 was paid by the underwriters to cover legal fees that were part of the offering costs. We also engaged CCM to provide consulting and advisory services in connection with the Company’s initial business combination for an additional fee for such services if provided equal 1.05% of the IPO proceeds. A reimbursement receivable and deferred advisory fees payable of $2,794,500 have been reflected in the accompanying balance sheets. At December 31, 2023 the Company recorded an allowance for credit loss of $2,974,500 as the reimbursement receivable was deemed uncollectible.

On September 22, 2023, Wells Fargo Securities, LLC, the sole book-running manager of the IPO, solely with respect to the Business Combination, waived its entitlement to the payment of all of its $9,915,000 deferred underwriting commissions for its previously completed role as underwriter of the IPO that would have become due upon the consummation of the Business Combination, without any consideration.

The holders of the Founder Shares, Private Placement Units, Private Placement Shares and Private Placement Warrants and the Class A Shares underlying the Private Placement Warrants and Private Placement Units that may be issued upon conversion of the Working Capital Loans will have registration rights to require the Company to register a sale of any of the Company’s securities held by them pursuant to a registration rights agreement signed on the effective date of the IPO. The holders of these securities are entitled to make up to three demands, excluding short-form demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of the initial business combination.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Following the closing of the IPO on November 16, 2021, $258,060,000 ($10.20 per Unit) from the net proceeds of the sale of the Units in the IPO and the sale of the Private Placement Units was placed in a Trust Account. From November 16, 2021 until February 3, 2022, the proceeds in the Trust Account were held in cash. Between February 3, 2022 and December 6, 2023, the proceeds held in the Trust Account were invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. Since December 6, 2023, the funds held in the Trust Account are held in cash. As of December 31, 2023, the balance in the Trust Account was $32,178,652.

Item 8. Financial Statements and Supplementary Data.

LAMF GLOBAL VENTURES CORP. I

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of LAMF Global Ventures Corp. I:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of LAMF Global Ventures Corp. I (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of operations, changes in shareholders’ deficit, and cash flows for the years ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, if the Company is unable to raise additional funds to alleviate liquidity needs and complete a business combination by May 16, 2024 then the Company will cease all operations except for the purpose of liquidating. The liquidity condition and date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company's consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ WithumSmith+Brown, PC

We have served as the Company's auditor since 2021.

New York, New York

February 23, 2024

PCAOB ID Number 100

LAMF GLOBAL VENTURES CORP. I

CONSOLIDATED BALANCE SHEETS

ASSETS

	December 31,	December 31,
	2023	2022
CURRENT ASSETS
Cash	$128,374	$268,199
Prepaid expenses	43,366	213,411
Total current assets	171,740	481,610
OTHER ASSETS
Cash in Trust Account	32,178,652	—
Investments in Trust Account	—	262,000,174
Reimbursements receivable	—	2,974,500
Total other assets	32,178,652	264,974,674
Total Assets	$32,350,392	$265,456,284
LIABILITIES, CLASS A SHARES SUBJECT TO POSSIBLE REDEMPTION, AND SHAREHOLDERS’ DEFICIT
LIABILITIES
CURRENT LIABILITIES
Due to sponsor	$88,196	$88,196
Sponsor advance	650,000	—
Accrued expenses	4,934,145	806,643
Non-redemption liability	204,761	—
Total current liabilities	5,877,102	894,839
LONG-TERM LIABILITIES
Deferred underwriting fee payable	9,915,000	9,915,000
Deferred advisory fees payable	2,974,500	2,974,500
Total long-term liabilities	12,889,500	12,889,500
Total liabilities	18,766,602	13,784,339
COMMITMENTS AND CONTINGENCIES
Class A Shares subject to possible redemption, 2,952,616 at $10.86 at December 31, 2023 and 25,300,000 at $10.35 per share at December 31, 2022	32,078,652	261,900,213
SHAREHOLDERS’ DEFICIT
Preference Shares; $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding at December 31, 2023 and 2022	—	—
Class A Shares; $0.0001 par value; 500,000,000 shares authorized; 9,539,333 and 1,106,000 issued and outstanding (excluding 2,952,616 and 25,300,000 shares subject to possible redemption at December 31, 2023 and 2022, respectively)	953	110
Class B Ordinary Shares; $0.0001 par value; 50,000,000 shares authorized; 0 and 8,433,333 issued and outstanding at December 31, 2023 and 2022, respectively	—	843
Additional paid-in capital	415,544	—
Accumulated deficit	(18,911,359)	(10,229,221)
Total shareholders’ deficit	(18,494,862)	(10,228,268)
Total Liabilities, Class A Shares Subject to Possible Redemption and Shareholders’ Deficit	$32,350,392	$265,456,284

The accompanying notes are an integral part of these consolidated financial statements.

LAMF GLOBAL VENTURES CORP. I

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the year ended December 31,	For the year ended December 31,
	2023	2022
OPERATING COSTS
General and administrative	$8,649,017	$1,689,655
Loss from operations	(8,649,017)	(1,689,655)
OTHER INCOME (EXPENSE)
Interest income	4,227,678	3,187,612
Dividend income	965,886	752,586
Change in fair value of derivatives	(33,160)	—
Total other income (expense)	5,160,404	3,940,198
Net income (loss)	$(3,488,613)	$2,250,543
Weighted-average shares outstanding of Class A Shares	17,523,880	26,406,000
Basic and diluted net income (loss) per Class A Shares	$(0.17)	$0.06
Weighted-average shares outstanding of Class B ordinary shares	3,049,863	8,433,333
Basic and diluted net income (loss) per Class B ordinary shares	$(0.17)	$0.06

The accompanying notes are an integral part of these consolidated financial statements.

LAMF GLOBAL VENTURES CORP. I

STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

AS OF DECEMBER 31, 2023 AND DECEMBER 31, 2022

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-In	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2022	1,106,000	$110	8,433,333	$843	—	$(8,639,551)	$(8,638,598)
Net income	—	—	—	—	—	2,250,543	2,250,543
Accretion of Class A Shares subject to redemption	—	—	—	—	—	(3,840,213)	(3,840,213)
Balance as of December 31, 2022	1,106,000	$110	8,433,333	843	—	(10,229,221)	(10,228,268)
Net loss	—	—	—	—	—	(3,488,613)	(3,488,613)
Reclassification of shares under non-redemption agreements	—	—	—	—	415,544	—	415,544
Conversion of ordinary shares	8,433,333	843	(8,433,333)	(843)	—	—
Accretion of Class A Shares subject to redemption	—	—	—	—	—	(5,193,525)	(5,193,525)
Balance as of December 31, 2023	9,539,333	$953	—	$—	$415,544	$(18,911,359)	$(18,494,862)

The accompanying notes are an integral part of these consolidated financial statements.

LAMF GLOBAL VENTURES CORP. I

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended December 31,	For the year ended December 31,
	2023	2022
Cash Flows from Operating Activities
Net income (loss)	$(3,488,613)	$2,250,543
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest and dividends earned on investments held in the Trust Account	(5,193,564)	(3,940,174)
Change in fair value of derivatives	33,160	—
Advisory fee reimbursement write off	2,974,500
Non-redemption liability	587,145	—
Changes in operating assets and liabilities:
Prepaid expenses	170,045	274,162
Accrued expenses	4,127,502	788,828
Due to Sponsor	—	12,998
Net cash used in operating activities	(789,825)	(613,643)

Cash Flows from Investing Activities
Withdrawal from Trust Account upon redemption of 22,347,384 Class A Shares	235,015,086	—

Cash Flows from Financing Activities
Advance from Sponsor	650,000	—
Redemption of 22,347,384 Class A Shares	(235,015,086)	—
Net cash used in financing activities	(234,365,086)	—

Net change in cash	(139,825)	(613,643)
Cash—Beginning of year	268,199	881,842
Cash—End of year	$128,374	$268,199
Non-Cash Financing and Operating
Reclassification of shares under non-redemption agreements	$415,544	—

The accompanying notes are an integral part of these consolidated financial statements.

LAMF GLOBAL VENTURES CORP. I

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023

NOTE 1—ORGANIZATION AND BUSINESS OPERATIONS

Organization and General

LAMF Global Ventures Corp. I (the “Company”) was incorporated as a Cayman Islands exempted company on July 20, 2021. The Company was incorporated for the purpose of effecting a business combination. The Company is an “emerging growth company”, as defined in Section 2(a) of the Securities Act of 1933, as amended (the “Securities Act”), as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). The Company’s efforts to identify a prospective target business will not be limited to a particular industry or geographic location.

The Company has selected December 31 as its fiscal year end.

As of December 31, 2023, the Company had not yet commenced any operations. All activity for the period from July 20, 2021 (inception) through December 31, 2023 relate to the Company’s formation and the Initial Public Offering (“IPO”), and subsequent to the IPO, the search for a prospective target business. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on cash from the proceeds derived from the IPO.

Financing

The registration statement for the Company’s IPO was declared effective on November 10, 2021 (the “Effective Date”). On November 16, 2021, the Company consummated the sale of 25,300,000 units, which included the full exercise by the underwriters of their over-allotment option (the “Units”), in the amount of 3,300,000 Units, at a price of $10.00 per Unit, generating gross proceeds of $253,000,000. Simultaneously with the closing of the IPO, the Company consummated the sale of 1,106,000 Private Placement Units at a price of $10.00 per Private Placement Unit in a private placement to the Sponsor, generating gross proceeds of $11,060,000.

Transaction costs amounted to $15,651,363, including $4,000,000 of underwriting fees, $9,915,000 of deferred underwriting fees and $1,736,363 of other offering costs.

On May 11, 2023, at an extraordinary general meeting of shareholders of the Company, the Company’s shareholders approved an amendment to the Governing Documents to provide the Company with the right to extend the date by which the Company must consummate a Business Combination to November 16, 2023 (the “Initial Extension”) and to allow the Company, without another shareholder vote, by resolution of the Company’s board of directors, to elect to further extend the extended date in one-month increments up to six additional times (each, an “Additional Monthly Extension”) up to May 16, 2024 (the Initial Extension and the option to extend for Additional Monthly Extensions are collectively referred to as the “Extension”). The Company’s shareholders also approved a proposal to amend the Governing Documents to eliminate (i) the limitation that the Company may not redeem Public Shares in an amount that would cause the Company’s net tangible assets to be less than $5,000,001 and (ii) the limitation that the Company shall not consummate a Business Combination unless the Company has net tangible assets of at least $5,000,001 immediately prior to, or upon consummation of, or any greater net tangible asset or cash requirement that may be contained in the agreement relating to, such Business Combination. The Company’s shareholders also approved a proposal to provide for the right of a holder of the Founder Shares to convert such shares into Class A Shares on a one-for-one basis at any time and from time to time prior to the closing of a Business Combination at the election of the holder. In connection with the vote to approve the Extension, the holders of 22,347,384 Public Shares properly exercised their right to redeem their Public Shares for cash at a redemption price of approximately $10.52 per share, for an aggregate redemption amount of $235,015,086. After the satisfaction of such redemptions in May 2023, the balance in the Trust Account as of December 31, 2023 was $32,178,652.

On May 5 and May 8, 2023, the Company and the Sponsor entered into non-redemption agreements (the “Non-Redemption Agreements”) with unaffiliated third-party investors (the “Investors”), pursuant to which the Investors have, in connection with the Extension, agreed not to redeem, or to reverse and revoke any prior redemption election with respect to an aggregate of 2,888,000 Public shares (the “Non-Redeemed Shares”). Pursuant to the Non-Redemption Agreements, the Sponsor has agreed to transfer to the Investors (i) for the Initial Extension (as defined below), a number of Founder Shares equal to 21% of the number of Non-Redeemed Shares, or 606,480 Founder Shares, and (ii) for each Additional Monthly Extension (as defined below), a number of Founder Shares equal to 3.5% of the number of Non-Redeemed Shares, or 101,080 Founder Shares for each Additional Monthly Extension, or up to an aggregate of 1,212,960 Founder Shares if all Additional Monthly Extensions are implemented. None of the Non-Redemption Agreements require the Investors party thereto to take any action with respect to an initial business combination, including with respect to the non-redemption or voting of any shares, as such agreements related solely to the non-redemption of Public Shares in connection with the Extension.

Following the approval of the proposals at the extraordinary general meeting of shareholders of the Company, the holders of the Founder Shares elected to convert all of the 8,433,333 Founder Shares into Class A Shares. As a result of the redemptions described above and the conversion of the Founder Shares, there are an aggregate of 12,491,949 Class A Shares outstanding as of December 31, 2023, comprised of 2,952,616 Class A Shares held by Public Shareholders, 1,106,000 Class A Shares initially sold as part of the Private Placement Units issued to the Sponsor in connection with the IPO, and 8,433,333 Class A Shares that were converted from the Founder Shares.

On September 22, 2023, Wells Fargo Securities, LLC, the sole book-running manager of the IPO, solely with respect to the Business Combination (as defined below), waived its entitlement to the payment of all of its $9,915,000 deferred underwriting commissions for its previously completed role as underwriter of the IPO that would have become due upon the consummation of the Business Combination, without any consideration.

Trust Account

Following the closing of the IPO on November 16, 2021, $258,060,000 ($10.20 per Unit) from the net proceeds of the sale of the Units in the IPO and the sale of the Private Placement Units was placed in a Trust Account. From November 16, 2021 until February 3, 2022, the proceeds in the Trust Account were held in cash. Between February 3, 2022 and December 6, 2023, the proceeds held in the Trust Account were invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. In connection with the extraordinary general meeting of Public Shareholders held on May 11, 2023, the holders of 22,347,384 Class A Shares properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.52 per share, for an aggregate redemption amount of approximately $235 million. After the satisfaction of such redemptions in May 2023, the balance in the Trust Account became approximately $31 million. Since December 6, 2023, the funds held in the Trust Account are held in cash. As of December 31, 2023 and 2022, the balance in the Trust Account was $32,178,652 and $262,000,174, respectively.

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

The Company will provide the holders (the “Public Shareholders”) of the outstanding Class A Shares, par value $0.0001 per share (“Public Shares” or “Class A Shares”), included in the Units sold in the IPO with the opportunity to redeem all or a portion of their Public Shares upon the completion of a business combination either (i) in connection with a shareholder meeting called to approve the business combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a proposed business combination or conduct a tender offer will be made by the Company. The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (anticipated to be $10.89 per Public Share, plus any pro rata interest then in the Trust Account, net of taxes payable). There will be no redemption rights with respect to the Warrants (as defined in Note 3).

All of the Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation if there is a shareholder vote or tender offer in connection with the business combination and in connection with certain amendments to the Governing Documents. In accordance with Accounting Standards Codification (“ASC”) 480-10-S99, redemption provisions not solely within the control of a company require Class A Shares subject to redemption to be classified outside of permanent equity. Given that the Public Shares were issued with other freestanding instruments (i.e., the Public Warrants (as defined in Note 3), the initial carrying value of Class A Shares classified as temporary equity will be the allocated proceeds determined in accordance with ASC 470-20. The Class A Shares are subject to ASC 480-10-S99. If it is probable that the equity instrument will become redeemable, the Company has the option to either (i) accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument or (ii) recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. The Company has elected to recognize the changes immediately. The Public Shares are redeemable and are classified as such on the consolidated balance sheets until such date that a redemption event takes place.

If the Company seeks shareholder approval of a business combination, the Company will proceed with a business combination if a majority of the shares voted are voted in favor of the business combination, or such other vote as required by law or stock exchange rule. If a shareholder vote is not required by applicable law or stock exchange listing requirements and the Company does not decide to hold a shareholder vote for business or other reasons, the Company will, pursuant to the Governing Documents, conduct redemptions pursuant to the tender offer rules of the Securities and Exchange Commission (the “SEC”) and file tender offer documents with the SEC prior to completing a business combination. If, however, shareholder approval of the transaction is required by applicable law or stock exchange listing requirements, or the Company decides to obtain shareholder approval for business or other reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks shareholder approval in connection with a business combination, the Sponsor and the Company’s officers and directors have agreed to vote their Founder Shares (as defined in Note 5) and any Public Shares purchased by them during or after the IPO in favor of approving a business combination. Additionally, each Public Shareholder may elect to redeem their Public Shares without voting, and if they do vote irrespective of whether they vote for or against the proposed transaction.

Notwithstanding the foregoing, the Governing Documents provide that a Public Shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its shares with respect to more than an aggregate of 15% or more of the Class A Shares sold in the IPO, without the prior consent of the Company.

The Sponsor and the Company’s officers and directors (the “Initial Shareholders”) have agreed not to propose an amendment to the Governing Documents (A) to modify the substance or timing of the Company’s obligation to redeem 100% of the Public Shares if it does not complete a business combination within the date provided in the Governing Documents (or up to May 16, 2024, pursuant to the Extension (as defined below)) or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial business combination activity, unless the Company provides the Public Shareholders with the opportunity to redeem their Class A Shares in conjunction with any such amendment.

If the Company is unable to complete a business combination by the date provided in the Governing Documents (or up to May 16, 2024, pursuant to the Extension) (the “Combination Period”) the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (which interest shall be net of taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish the Public Shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and the Company’s board of directors, liquidate and dissolve, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

The Initial Shareholders have agreed to waive their liquidation rights with respect to the Founder Shares if the Company fails to complete a business combination within the Combination Period. However, if the Initial Shareholders should acquire Public Shares in or after the IPO, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a business combination within the Combination Period. The underwriters have agreed to waive their rights to their deferred underwriting commissions (see Note 6) held in the Trust Account in the event the Company does not complete a business combination within the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be only $10.89 per share held in the Trust Account.

In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a written letter of intent, confidentiality or other similar agreement or business combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.20 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the Trust Account, if less than $10.20 per public share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under indemnity of the underwriters of this offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (except the Company’s independent registered public accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

The Company accounts for its Class A Shares subject to possible redemption in accordance with the guidance in ASC Topic 480, “Distinguishing Liabilities from Equity.” Class A Shares subject to mandatory redemption (if any) are classified as a liability and are measured at fair value. Conditionally redeemable Class A Shares (including Class A Shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A Shares are classified as shareholder’s equity (deficit). The Company’s Class A Shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events.

The Company has until the end of the Combination Period to complete an initial business combination. If the Company is unable to complete an initial business combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than 10 business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (which interest shall be net of taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and the board of directors, liquidate and dissolve, subject, in each case, to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

On December 30, 2021, the Company announced that holders of the Units sold in the Company’s IPO may elect to separately trade the Class A Shares and Public Warrants included in the Units commencing on or about December 30, 2021. Each Unit consists of one Class A Share and one-half of one redeemable Warrant to purchase one Class A Share. Any Units not separated will continue to trade on the Nasdaq under the symbol “LGVCU,” and the Class A Shares and Public Warrants will separately trade on Nasdaq under the symbols “LGVC” and “LGVCW,” respectively. No fractional Warrants will be issued upon separation of the Units and only whole Warrants will trade. Holders of Units will need to have their brokers contact Continental Stock Transfer & Trust Company, the Company’s transfer agent, in order to separate the Units into Class A Shares and Warrants.

Liquidity and Going Concern

As of December 31, 2023, the Company had cash outside the Trust Account of $128,374 and working capital deficit of approximately $5,705,000. All remaining cash held in the Trust Account is generally unavailable for the Company’s use, prior to an initial business combination, and is restricted for use either in a Business Combination or to redeem Class A Shares. As of December 31, 2023, none of the amount in the Trust Account was available to be withdrawn as described above.

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

On February 2, 2024, the Company issued an unsecured promissory note to the Sponsor, pursuant to which the Company may borrow up to $1,200,000 from the Sponsor, related to ongoing expenses reasonably related to the business of the Company and the consummation of its initial business combination. The Working Capital Promissory Note bears no interest and is repayable in full upon the earlier of the date on which the Company consummates its initial business combination or the date of the Company’s liquidation. Any outstanding principal amount to date under the Working Capital Promissory Note may be prepaid at any time by the Company, at its election and without penalty. Under the Working Capital Promissory Note, following the closing of the Company’s initial business combination, the Sponsor may elect to convert all or any portion of the unpaid principal balance of the Working Capital Promissory Note into units of the post-business combination entity at $10.00 per unit, with each unit being identical to the private placement units sold to the Sponsor in connection with the IPO. The Conversion Units and their underlying securities are entitled to the registration rights set forth in the Working Capital Promissory Note. As of February 23, 2024, there was $738,196 outstanding under the Working Capital Promissory Note.

The Company anticipates that the $128,374 outside of the Trust Account as of December 31, 2023, along with the Working Capital Loans (as defined below), will be sufficient to allow the Company to operate until May 16, 2024 (pursuant to the Extension), assuming that a business combination is not consummated during that time. In connection with the Company’s assessment of going concern considerations in accordance with ASC 205-40, “Going Concern,” as of December 31, 2023, the Company’s management has determined the liquidity condition and date for mandatory liquidation and subsequent redemption of shares raises substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the date of the issuance of these consolidated financial statements. The Company intends to complete its initial business combination before the mandatory liquidation date; however, there can be no assurance that the Company will be able to consummate a business combination by May 16, 2024 (pursuant to the Extension). Until the consummation of an initial business combination, the Company will be using the funds from the portion of the proceeds from the sale of Private Placement Units not held in the Trust Account, and any additional Working Capital Loans from the Initial Shareholders, the Company’s officers and directors, or their respective affiliates, for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the business combination. The Company may raise additional capital through loans or additional investments from the Sponsor or the Sponsor’s members. The Sponsor is not obligated to loan the Company additional funds or make additional investments but may do so from time to time to meet the Company’s working capital needs. As of December 31, 2023, the Sponsor advanced $650,000 for the cost of certain regulatory fees incurred by the Company. The Company will reimburse this amount to the Sponsor upon closing of an initial business combination. Management has determined that if the Company is unable to complete a business combination during the Combination Period, then the Company will cease all operations except for the purpose of winding up. These consolidated financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as going concern.

NOTE 2—SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the SEC.

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s consolidated financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period.

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

Class A Shares Subject to Possible Redemption

The Company accounts for its Class A Shares subject to possible redemption in accordance with the guidance in ASC Topic 480, “Distinguishing Liabilities from Equity.” Class A Shares subject to mandatory redemption (if any) are classified as a liability and are measured at fair value. Conditionally redeemable Class A Shares (including Class A Shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A Shares are classified as shareholders’ equity (deficit). The Company’s Class A Shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2023 and 2022.

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

Cash and Investments Held in Trust Account

As of December 31, 2023, there was $32,178,652 of cash held in the Trust Account. As of December 31, 2022, there was $262,000,174 of assets held in the Trust Account, of which $1,584 was held in cash and $261,998,590 was held in U.S. Treasury Bills. The Company classifies its United States Treasury securities, if any, as trading in accordance with Financial Accounting Standards Board (“FASB”) ASC Topic 320, “Investments-Debt and Equity Securities.” Trading securities are presented on the consolidated balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities are included in interest income in the accompanying consolidated statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying consolidated balance sheets, primarily due to their short-term nature.

Non-Redemption Agreements

On May 5 and May 8, 2023, the Sponsor entered into Non-Redemption Agreements with unaffiliated third-party investors, pursuant to which the Investors, in connection with the Extension, agreed not to redeem, or to reverse and revoke any prior redemption election with respect to an aggregate of 2,888,000 Public Shares. Pursuant to the Non-Redemption Agreements, the Sponsor has agreed to transfer to the Investors (i) for the Initial Extension, a number of Founder Shares equal to 21% of the number of Non-Redeemed Shares, or 606,480 Founder Shares, and (ii) for each Additional Monthly Extension, a number of Founder Shares equal to 3.5% of the number of Non-Redeemed Shares, or 101,080 Founder Shares for each Additional Monthly Extension, or up to an aggregate of 1,212,960 Founder Shares if all Additional Monthly Extensions are implemented. None of the Non-Redemption Agreements require the Investors party thereto to take any action with respect to an initial business combination, including with respect to the non-redemption or voting of any shares, as such agreements related solely to the non-redemption of Public Shares in connection with the Extension.

On November 16, 2023, and December 16, 2023, 101,080 and 101,080 Class A Shares, respectively, were transferred in connection with the Extension under the Non-Redemption Agreements.

The Company accounts for Non-Redemption Agreements under the applicable authoritative guidance in ASC 480 and FASB ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). Management’s assessment considers whether the arrangements are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the arrangements meet all of the requirements for equity classification under ASC 815, including whether the liabilities are indexed to the Company’s own ordinary shares, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of Non-Redemption Agreement issuance and as of each subsequent quarterly period end date for which the number of shares due to be transferred under the agreement are possible but remain undetermined. As of December 31, 2023, the non-redemption liability consists of 404,320 shares with an estimated fair value of $204,761. Changes in the estimated fair value of the Non-Redemption Agreements are recognized as a non-cash gain or loss in the consolidated statements of operations. The fair value of the Non-Redemption Agreements was estimated using inputs such as the price of the underlying stock, the market interest rate, the likelihood of completion of a transaction and the time remaining to a possible transaction.

Ordinary Shares Subject to Possible Redemption

All of the 25,300,000 Public Shares initially issued in the IPO contain a redemption feature which allows for their redemption in connection with the Company’s liquidation if there is a shareholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Governing Documents. In accordance with the SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within the control of the Company require ordinary shares subject to redemption to be classified outside of permanent equity. Therefore, all Public Shares have been classified outside of permanent equity.

In accordance with the ASC 480-10-S99-3A, “Classification and Measurement of Redeemable Securities”, redemption provisions not solely within the control of the Company require the security to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480. The Company classified all of the Class A Shares as redeemable. Immediately upon the closing of the IPO, the Company recognized a one-time charge against additional paid-in capital (to the extent available) and accumulated deficit for the difference between the initial carrying value of the Class A Shares and the redemption value.

At December 31, 2023 and 2022, the Class A Shares reflected on the consolidated balance sheets are reconciled in the following table:

Class A Shares subject to possible redemption at January 1, 2022	$258,060,000
Plus:
Accretion of carrying value to redemption value for the year ended December 31, 2022	3,840,213
Class A Ordinary shares subject to possible redemption at December 31, 2022	261,900,213
Less: Class A Shares redeemed from the Trust Account	(235,015,086)
Plus:
Accretion of carrying value to redemption value for the year ended December 31, 2023	5,193,525

Class A Shares subject to possible redemption at December 31, 2023	$32,078,652

Net Income (Loss) Per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC 260, “Earnings Per Share”. The consolidated statements of operations include a presentation of income (loss) per Class A Share and income (loss) per Class B ordinary share. In order to determine the net income (loss) attributable to both the Class A Shares and the Class B ordinary shares, the Company first considered the total income (loss) allocable to both sets of shares. This is calculated using the total net income (loss) less any dividends paid. For purposes of calculating net income (loss) per share, any remeasurement of the accretion to redemption value of the ordinary shares subject to possible redemption was excluded as redemption value approximates fair value.

	Year Ended December 31, 2023		Year Ended December 31, 2022
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per ordinary share
Numerator:
Allocation of net income (loss) including carrying value to redemption	$(2,971,459)	$(517,154)	$1,705,769	$544,774
Denominator:
Basic and diluted weighted-average shares outstanding	17,523,880	3,049,863	26,406,000	8,433,333
Basic and diluted net income (loss) per ordinary share	$(0.17)	$(0.17)	$0.06	$0.06

Offering Costs Associated with the Initial Public Offering

Deferred offering costs consist of professional fees incurred through the balance sheet date that are directly related to the IPO. Offering costs amounting to $15,651,363 were charged to temporary shareholders’ equity upon the completion of the IPO.

Income Taxes

ASC Topic 740, “Income Taxes,” prescribes a recognition threshold and a measurement attribute for the audited consolidated financial statements recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of December 31, 2023 and 2022, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Recent Accounting Pronouncements

The Company’s management does not believe that any recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force) and the SEC if currently adopted, would have a material impact on the Company’s audited consolidated financial statements.

NOTE 3 – INITIAL PUBLIC OFFERING

Pursuant to the IPO, the Company sold 25,300,000 Units (including 3,300,000 Units as part of the underwriters’ full exercise of the over-allotment option) at a price of $10.00 per Unit. Each Unit consists of one Class A Share and one-half of one redeemable warrant (each whole warrant, a “Public Warrant” and, together with the Private Placement Warrants (as defined in Note 4), the “Warrants”). Each Public Warrant entitles the holder to purchase one Class A Share at a price of $11.50 per share, subject to adjustment (see Note 7). The Warrants will become exercisable 30 days after the completion of the Company’s initial business combination, and will expire five years after the completion of the initial business combination or earlier upon redemption or liquidation.

NOTE 4 – PRIVATE PLACEMENT

On November 16, 2021, simultaneously with the consummation of the IPO and the underwriters’ exercise of their over-allotment option, the Company consummated the issuance and sale of 1,106,000 Private Placement Units in a private placement transaction at a price of $10.00 per Private Placement Unit, generating gross proceeds of $11,060,000 (the “Private Placement”). Each whole Private Placement Unit consists of one Class A Share (each, a “Private Placement Share”) and one-half of one redeemable warrant (each, a “Private Placement Warrant”). Each whole Private Placement Warrant will be exercisable to purchase one Class A Share at a price of $11.50 per share. A portion of the proceeds from the Private Placement Units was added to the proceeds from the IPO held in the Trust Account. If the Company does not complete a business combination within the Combination Period, the proceeds from the sale of the Private Placement Units will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law), and the Private Placement Units and all underlying securities will be worthless.

NOTE 5 – RELATED PARTY TRANSACTIONS

Founder Shares

On September 3, 2021, the Sponsor paid $25,000, or approximately $0.003 per share, to cover formation costs in exchange for an aggregate of 7,666,667 Class B ordinary shares, par value $0.0001 per share (the “Founder Shares”). On November 10, 2021, the Company effected a share capitalization pursuant to which an additional 766,666 Founder Shares were issued to the Sponsor. All shares and associated amounts have been retroactively restated to reflect the share capitalization, resulting in an aggregate of 8,433,333 Founder Shares outstanding as of December 31, 2023 and 2022. As described in Note 1, in connection with the Extension, all 8,433,333 Class B ordinary shares were converted into 8,433,333 Class A Shares on May 11, 2023, resulting in no Class B ordinary shares outstanding.

The Initial Shareholders have agreed not to transfer, assign or sell any of their Founder Shares until the earliest to occur of (i) (x) with respect to one- third of such shares, until consummation of the initial business combination, (y) with respect to one-third of such shares, until the closing price of the Class A Shares exceeds $12.00 for any 20 trading days within a 30-trading day period following the consummation of the initial business combination and (z) with respect to one-third of such shares, until the closing price of the Class A Shares exceeds $15.00 for any 20 trading days within a 30-trading day period following the consummation of the initial business combination; (ii) two years after the consummation of the initial business combination; and (iii) the date on which the Company completes a liquidation, merger, capital share exchange or other similar transaction after the initial business combination that results in all of the Company’s shareholders having the right to exchange their Class A Shares for cash, securities or other property; except to certain permitted transferees and under certain circumstances. Any permitted transferees will be subject to the same restrictions and other agreements of the Initial Shareholders with respect to any Founder Shares.

In connection with the Business Combination (as defined below), pursuant to the Sponsor Support Agreement (as defined below), the Sponsor Parties (as defined below) agreed to not transfer any Class A Shares held by them for a period of six months following the closing of the Business Combination (the “Sponsor Parties Lock-up Period”), other than (i) the Class A Shares to be transferred by the Sponsor to certain unaffiliated third parties who executed Non-Redemption Agreements with the Company and the Sponsor in May 2023, which will be free from contractual transfer restrictions following the closing of the Business Combination, or (ii) the Private Placement Warrants or Class A Shares that were included as part of the Units purchased by the Sponsor in a private placement that occurred simultaneously with the completion of the IPO, which will continue to be subject to transfer restrictions for 30 days following the closing of the Business Combination.

With respect to 2,450,980 Class A Shares (the “Pooled Shares”), the Sponsor Parties Lock-up Period will expire on the later of (a) six months after the closing of the Business Combination and (b) the earliest of (i) Holdco (as defined below) or Nuvo (as defined below) having received, on or after the closing of the Business Combination, gross proceeds of at least $25,000,000 from an equity financing (excluding the Interim Financing), (ii) Holdco having closed its first marketed/underwritten follow-on offering and (iii) Holdco having completed a change of control transaction.

Related Party Loans

In order to finance transaction costs in connection with an intended initial business combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes an initial business combination, the Company would repay the Working Capital Loans. In the event that a business combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,200,000 of the Working Capital Loans may be convertible into units of the post-business combination entity at a price of $10.00 per unit at the option of the lender. The units would be identical to the Private Placement Units. At December 31, 2023 and 2022, no such Working Capital Loans were outstanding.

As noted in Subsequent Events, on February 2, 2024, the Company issued an unsecured promissory note to the Sponsor, pursuant to which the Company may borrow up to $1,200,000 from the Sponsor, related to ongoing expenses reasonably related to the business of the Company and the consummation of its initial business combination. The Working Capital Promissory Note bears no interest and is repayable in full upon the earlier of the date on which the Company consummates its initial business combination or the date of the Company’s liquidation. Any outstanding principal amount to date under the Working Capital Promissory Note may be prepaid at any time by the Company, at its election and without penalty. Under the Working Capital Promissory Note, following the closing of the Company’s initial business combination, the Sponsor may elect to convert all or any portion of the unpaid principal balance of the Working Capital Promissory Note into units of the post-business combination entity at $10.00 per unit, with each unit being identical to the private placement units sold to the Sponsor in connection with the IPO. The Conversion Units and their underlying securities are entitled to the registration rights set forth in the Working Capital Promissory Note. As of February 23, 2024, there was $738,196 outstanding under the Working Capital Promissory Note.

Due to Affiliate

An affiliate of the Company advanced $88,196 for the cost of certain regulatory fees incurred by the Company. The Company will reimburse this amount to the affiliate. As of both December 31, 2023 and 2022, balance due to affiliate totaled $88,196.

The Sponsor advanced $650,000 for the cost of certain regulatory fees incurred by the Company. The Company will reimburse this amount to the Sponsor upon closing of an Initial Business Combination. As of December 31, 2023, balance due to the Sponsor totaled $650,000 and is non-interest bearing.

As noted above in Related Party Loans and as noted below in Subsequent Events, on February 2, 2024, the Company issued an unsecured promissory note to the Sponsor, pursuant to which the Company may borrow up to $1,200,000 from the Sponsor, related to ongoing expenses reasonably related to the business of the Company and the consummation of its initial business combination. The Working Capital Promissory Note bears no interest and is repayable in full upon the earlier of the date on which the Company consummates its initial business combination or the date of the Company’s liquidation. Any outstanding principal amount to date under the Working Capital Promissory Note may be prepaid at any time by the Company, at its election and without penalty. Under the Working Capital Promissory Note, following the closing of the Company’s initial business combination, the Sponsor may elect to convert all or any portion of the unpaid principal balance of the Working Capital Promissory Note into units of the post-business combination entity at $10.00 per unit, with each unit being identical to the private placement units sold to the Sponsor in connection with the IPO. The Conversion Units and their underlying securities are entitled to the registration rights set forth in the Working Capital Promissory Note. The aggregate balance due to the Sponsor from advances described above was reflected as a draft on the Working Capital Promissory Note on the date of issuance of the Working Capital Promissory Note. As of February 23, 2024, there was $738,196 outstanding under the Working Capital Promissory Note, which includes the $88,196 advance from an affiliate of the Company and the Sponsor advance of $650,000.

Administrative Services Agreement

On November 10, 2021, the Company entered into an agreement to pay the Sponsor (and/or its affiliates or designees) an aggregate of $20,000 per month for office space and, secretarial, and administrative services. For the year ended December 31, 2023 and 2022, the Company incurred $240,000 and $240,000, respectively, of administrative services under the arrangement. For the year ended December 31, 2023 and 2022, amounts due to the Sponsor were $160,000 and $0 in accrued expenses, respectively. Upon the earlier of the Company’s consummation of a business combination or its liquidation, the Company will cease paying these monthly fees.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

Risks and Uncertainties

Management is continuing to evaluate the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations close of the IPO and/or search for a target company, the specific impact is not readily determinable as of the date of issuance of these audited consolidated financial statements. The audited consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In February 2022, Russia commenced a military action against the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against Russia. The invasion of Ukraine may result in market volatility that could adversely affect stock price and search for a target company. Further, the impact of this action and related sanctions on the world economy isnot determinable as of the date of these consolidated financial statements, and the specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these consolidated financial statements.

The escalation in October 2023 of the conflict between Israel and Hamas also could cause disruptions to global economic conditions and effect the stability of the Middle East region. It is unknown how long the disruptions will continue and whether such disruption will become more severe. The impact of the conflict on the world economy is not determinable as of the date of these consolidated financial statements, and the specific impact on the Company’s financial condition, result of operations, and cash flows is also not determinable as of the date of these consolidated financial statements.

Registration Rights

The holders of the Founder Shares (and the Class A Shares into which they have been converted), Private Placement Units, Private Placement Shares, Private Placement Warrants, the Class A Shares underlying the Private Placement Warrants and Private Placement Units that may be issued upon conversion of the Working Capital Loans will have registration rights to require the Company to register a sale of any of the Company’s securities held by them pursuant to the registration rights agreement signed on the effective date of the IPO. The holders of these securities are entitled to make up to three demands, excluding short-form demands, that the Company register such securities. In addition, the holders have certain “piggyback” registration rights with respect to registration statements filed subsequent to the completion of the initial business combination.

At the closing of the Business Combination, LAMF, Nuvo, Holdco, Sponsor, Simon Horsman, Jeffrey Soros, Morgan Earnest, Christina Spade, Adriana Machado, and Michael Brown, as executive officers and/or directors of LAMF prior to the closing of the Business Combination, Keith Harris, as advisor to LAMF prior to the closing of the Business Combination, LAMF SPAC I LLC, Nweis Investments LLC, Atoe LLC, 10X LAMF SPC SPV LLC, 10X LLC, ASCJ Global LLC – Series 16, and Cohen Sponsor LLC – A16 RS, as the members of the Sponsor, certain Nuvo Shareholders, and the executive officers and directors of Nuvo prior to the closing of the Business Combination, will enter into the Registration Rights Agreement, pursuant to which, among other things, Holdco will agree to agree to register for resale, pursuant to Rule 415 under the Securities Act, of certain Holdco securities (the “Registrable Securities”) that are held by the parties thereto from time to time. The parties will be granted certain customary demand and piggyback registration rights under the Registration Rights Agreement, which are subject to customary terms and conditions, including with respect to cooperation and reduction of underwritten shelf takedown provisions, with respect to the securities of Holdco. Pursuant to the terms of the Non-Redemption Agreements, the Sponsor has agreed to assign its rights with respect to the shares to be transferred to the investors party to such agreements under the Registration Rights Agreement.

Business Combination Agreement

On August 17, 2023, the Company entered into a business combination agreement (the “Business Combination Agreement”) pursuant to which the Company will engage in a business combination transaction with Nuvo Group Ltd., a limited liability company organized under the State of Israel (“Nuvo”) (the “Business Combination”). The public company ultimately resulting from the completion of the Business Combination will be Holdco Nuvo Group D.G. Ltd., a limited liability company organized under the laws of the State of Israel (“Holdco”). The parties to the Business Combination Agreement are the Company, Nuvo, Holdco, Nuvo Assetco Corp., a Cayman Islands exempted company and a wholly owned subsidiary of Holdco, and H.F.N. Insight Merger Company Ltd., a limited liability company organized under the laws of the State of Israel and a wholly owned subsidiary of the Company.

Concurrently with the execution of the Business Combination Agreement, the Company entered into (a) a sponsor support agreement with the Sponsor and other Company insiders party thereto (the “Sponsor Parties”), Holdco, and Nuvo, pursuant to which the Sponsor Parties agreed to vote in favor of the adoption and approval of the Business Combination, be bound by certain other covenants and agreements related to the Business Combination, be bound by certain transfer restrictions with respect to their securities of the Company during the pendency of the Business Combination, and not redeem any Class A ordinary shares in connection with the Business Combination; and (b) a shareholder support agreement with Nuvo, Holdco and certain shareholders of Nuvo (“Nuvo Shareholders”), pursuant to which Nuvo Shareholders agreed, among other things, to vote in favor of the adoption and approval of the Nuvo Transaction, be bound by certain other covenants and agreements related to the Business Combination and be bound by certain transfer restrictions with respect to their Nuvo securities during the pendency of the Business Combination.

Underwriting Agreement

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

The underwriters received a cash underwriting discount of two percent (2%) of the gross proceeds of 20,000,000 of the Units sold in the IPO or

$4,000,000. The underwriters were originally entitled to deferred underwriting discounts of 2% of the gross proceeds of 2,000,000 Units, 3.5% of the gross proceeds of 22,000,000 Units, and 5.5% of the gross proceeds of all Units sold in the IPO ($9,915,000 in the aggregate) held in the Trust Account upon the completion of the initial business combination, subject to the terms of the underwriting agreement.

However, on September 22, 2023, Wells Fargo Securities, LLC, the sole book-running manager of the IPO, solely with respect to the Business Combination, waived its entitlement to the payment of all of its $9,915,000 deferred underwriting commissions for its previously completed role as underwriter of the IPO that would have become due upon the consummation of the Business Combination, without any consideration.

Consulting and Advisory Services Agreement

In connection with the IPO, the Company engaged Cohen & Company Capital Markets, a division of J.V.B. Financial Group, LLC (“CCM”), an affiliate of a passive member of the Sponsor, to provide consulting and advisory services in connection with the IPO, for which it received an advisory fee equal to 0.6% of the aggregate proceeds of the IPO. Affiliates of CCM have and manage investment vehicles with a passive investment in the Sponsor. Of such amount, $1,200,000 was paid at the closing of the IPO with the remainder deferred until the consummation of the Company’s initial Business Combination. Such amount was included as part of the offering costs for the IPO. The underwriters of the IPO agreed to reimburse the Company for this cost; a total of $1,175,000 was received from the underwriters at the time of closing of the IPO, and an additional $25,000 was paid by the underwriters to cover legal fees that were part of the offering costs. The Company also engaged CCM to provide consulting and advisory services in connection with the Company’s initial business combination for an additional fee for such services if provided equal 1.05% of the IPO proceeds. A reimbursement receivable and deferred advisory fee payable of $2,974,500 were reflected in the accompanying consolidated balance sheets. At December 31, 2023, the Company recorded an allowance for credit loss of $2,974,500 relating to the reimbursement receivable. The allowance for credit loss is included in the general and administrative costs in the consolidated statement of operations.

NOTE 7 – SHAREHOLDERS’ DEFICIT

Preference Shares - The Company is authorized to issue a total of 1,000,000 preference shares at par value of $0.0001 each. At December 31, 2023 and 2022, there were no preference shares issued or outstanding.

Class A Shares - The Company is authorized to issue a total of 500,000,000 Class A Shares at par value of $0.0001 each. At December 31, 2023 and 2022, there were 9,539,333 (excluding 2,952,616 shares subject to possible redemption) and 1,106,000 Class A Shares (excluding 25,300,000 shares subject to possible redemption) issued or outstanding, respectively.

Class B Ordinary Shares - The Company is authorized to issue a total of 50,000,000 Class B ordinary shares at par value of $0.0001 each. As of December 31, 2023 and 2022, there were 0 and 8,433,333 Class B ordinary shares issued and outstanding, respectively. Due to the full exercise of the over- allotment by the underwriters on November 16, 2021, no shares are subject to forfeiture (see Note 5). In connection with the Extension, on May 11, 2023 all 8,433,333 Class B ordinary shares were converted into 8,433,333 Class A Shares, resulting in no Class B ordinary shares outstanding.

Warrants - Each whole Warrant entitles the holder to purchase one Class A Share at a price of $11.50 per share, subject to adjustment. If (x) the Company issues additional Class A Shares or equity-linked securities for capital raising purposes in connection with the closing of the initial business combination at an issue price or effective issue price of less than $9.20 per Class A Share (with such issue price or effective issue price to be determined in good faith by the board of directors and, in the case of any such issuance to the Initial Shareholders or their affiliates, without taking into account any Founder Shares or Private Placement Shares held by the Initial Shareholders or such affiliates, as applicable, prior to such issuance), (the “Newly Issued Price”) (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the initial business combination on the date of the consummation of the initial business combination (net of redemptions), and (z) the volume weighted-average trading price of the Class A Shares during the 20-trading-day period starting on the trading day after the day on which the Company consummates the initial business combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the Warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger price described below will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price.

The Warrants cannot be exercised until 30 days after the completion of the initial business combination, and will expire at 5:00 p.m., New York City time, five years after the completion of the initial business combination or earlier upon redemption or liquidation.

The Company will not be obligated to deliver any Class A Shares pursuant to the exercise of a Warrant and will have no obligation to settle such Warrant exercise unless a registration statement under the Securities Act with respect to the Class A Shares underlying the Warrants is then effective and a prospectus relating thereto is current. No Warrant will be exercisable and the Company will not be obligated to issue a Class A Share upon exercise of a Warrant unless the Class A Share issuable upon such Warrant exercise has been registered, qualified or deemed to be exempt under the securities laws of the state of residence of the registered holder of the Warrants. In the event that the conditions in the two immediately preceding sentences are not satisfied with respect to a Warrant, the holder of such Warrant will not be entitled to exercise such Warrant and such Warrant may have no value and expire worthless. In no event will the Company be required to net cash settle any Warrant. In the event that a registration statement is not effective for the exercised Warrants, the purchaser of a Unit containing such Warrant will have paid the full purchase price for the Unit solely for the Class A Share underlying such Unit.

Once the Warrants become exercisable, the Company may redeem the outstanding Warrants for cash:

●	in whole and not in part;

●	at a price of $0.01 per Warrant;

●	upon a minimum of 30 day’s prior written notice of redemption (the “30-day redemption period”); and

if, and only if, the closing price of the Class A Shares equals or exceeds $18.00 per share (as adjusted for share splits, share capitalizations, reorganizations, recapitalizations and the like and for certain issuances of Class A Shares and equity-linked securities for capital raising purposes in connection with the closing of the initial business combination) for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the Warrant holders.

If the Company calls the Warrants for redemption as described above, the management will have the option to require all holders that wish to exercise Warrants to do so on a “cashless basis.” In determining whether to require all holders to exercise their Warrants on a “cashless basis,” the management will consider, among other factors, the Company’s cash position, the number of Warrants that are outstanding and the dilutive effect on the shareholders of issuing the maximum number of Class A Shares issuable upon the exercise of the Warrants. In such event, each holder would pay the exercise price by surrendering the Warrants for that number of Class A Shares equal to the quotient obtained by dividing (x) the product of the number of Class A Shares underlying the Warrants, multiplied by the excess of the “fair market value” of the Class A Shares over the exercise price of the Warrants by (y) the fair market value. The “fair market value” will mean the average reported closing price of the Class A Shares for the 10 trading days ending on the third trading day prior to the date on which the notice of redemption is sent to the holders of Warrants.

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

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at December 31, 2023 and 2022, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		December 31,		December 31,
Description	Level	2023	Level	2022
Investments held in Trust Account – United States Treasury securities	—	—	1	261,998,590
Non-Redemption Agreement derivative liability	3	$204,761		—

At December 31, 2023, assets held in the Trust Account were comprised of $32,178,652 in cash. At December 31, 2022, assets held in the Trust Account were comprised of $261,998,590 in United States Treasury securities and $1,584 in cash. During the year ended December 31, 2023 and 2022, the Company did not withdraw any interest income from the Trust Account. In May 2023, $235,015,086 was withdrawn from the account to redeem Class A Shares.

Non-Redemption Agreements

The Non-Redemption Agreements are classified as Level 3.

The key inputs into the discounted cash flow method for the Non-Redemption Agreements were as follows at issuance:

May 5,
Input	2023
Expected term (years)	1.00
Probability of completion of a business combination	5%
Discount rate	8.25%
Fair value of the ordinary share price	$10.48

The key inputs into the discounted cash flow method for the Non-Redemption Agreements were as follows at December 31, 2023:

December 31,
Input	2023
Expected term (years)	0.50
Probability of completion of a business combination	10%
Discount rate	8.50%
Fair value of the ordinary share price	$10.77

The following table presents the changes in the fair value of the derivative non-redemption liabilities:

Fair value as of January 1, 2023	$—
Issuance of Non-Redemption Agreements	587,145
Reclassification of Non-Redemption Agreements to additional paid-in capital	(415,544)
Change in fair value of derivative non-redemption liabilities	33,160
Fair value as of December 31, 2023	$204,761

NOTE 9 – SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the consolidated balance sheet date up to the date that the consolidated financial statements were issued. The Company did not identify any subsequent events that would have required adjustment or disclosure in the consolidated financial statements.

On February 2, 2024, the Company issued an unsecured promissory note to the Sponsor, pursuant to which the Company may borrow up to $1,200,000 from the Sponsor, related to ongoing expenses reasonably related to the business of the Company and the consummation of its initial business combination. The Working Capital Promissory Note bears no interest and is repayable in full upon the earlier of the date on which the Company consummates its initial business combination or the date of the Company’s liquidation. Any outstanding principal amount to date under the Working Capital Promissory Note may be prepaid at any time by the Company, at its election and without penalty. Under the Working Capital Promissory Note, following the closing of the Company’s initial business combination, the Sponsor may elect to convert all or any portion of the unpaid principal balance of the Working Capital Promissory Note into units of the post-business combination entity at $10.00 per unit, with each unit being identical to the private placement units sold to the Sponsor in connection with the IPO. The Conversion Units and their underlying securities are entitled to the registration rights set forth in the Working Capital Promissory Note. As of February 23, 2024, there was $738,196 outstanding under the Working Capital Promissory Note.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our principal executive officer and principal financial and accounting officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2023, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of December 31, 2023, our disclosure controls and procedures were effective.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined under Exchange Act Rules 13a-15(f) and 14d-14(f). Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023. In making the assessment, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) in Internal Control-Integrated Framework. Based on its assessment, management concluded that, as of December 31, 2023, our Company’s internal control over financial reporting was effective.

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

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance. Officers and Directors

Our officers and directors are as follows:

Name	Age	Position
Jeffrey Soros	63	Chairman
Simon Horsman	56	Director and Chief Executive Officer
Morgan Earnest	35	Chief Financial Officer
Mike Brown	53	Director
Adriana Machado	55	Director
Christina Spade	54	Director

Jeffrey Soros, LAMF’s Chairman since September 2021, co-founded LAMF LLC in 2014 and currently serves as CEO. In addition to investing through LAMF LLC, Mr. Soros has a long track record of investing, through his family office, from 1990 to the present, and in a personal capacity, into both private and public companies in a variety of sectors, including technology, e-commerce, financial services, real estate, consumer products, healthcare / life sciences, hospitality and art. Examples of these investments include Palantir Technologies Inc. (NYSE: PLTR), ContextLogic, Inc. (Nasdaq: WISH), Field Trip Health Ltd (Nasdaq: FTRPF), Aspiration Partners Inc., eSalon, Verge Analytics, Inc. (d/b/a Verge Genomics), Zywave, Inc., Kele, Inc. and Drake Holdings (DPS Skis) Inc. (d/b/a DPS Skis). Mr. Soros has been the Co-Chair of InventTV since 2016 and has been a Partner in LAMF Sports Management since 2023. Prior to LAMF, he founded and served as CEO of Considered Entertainment from 2009 to 2014. He is President Emeritus of the Museum of Contemporary Art in Los Angeles and a former President of its Board of Trustees from 2008 to 2014. Additionally, he is a founding board member of the Creative Capital Foundation (1999), former chair, and currently board emeritus as well as a founding board member of Almanack Screenwriters (2002) and served as its chair since 2019. Mr. Soros currently serves as President of the Paul & Daisy Soros Fellowship for New Americans, a position he has held since 2002, which provides grants to cover graduate education of 30 new Americans annually (immigrants and children of immigrants) who are poised to make significant contributions to U.S. society, culture or their academic field. Over 20 years, the Fellowship has built a community of over 625 immigrants and children of immigrants. Mr. Soros holds a Bachelor of Arts degree from Vassar College. We believe Mr. Soros is qualified to serve on our board of directors because of his experience in investing in various sectors and his long track record of executive leadership.

Simon Horsman, LAMF’s Director and Chief Executive Officer since September 2021, is the co-founder and, from 2014 through May 2023, was Co-CEO of LAMF LLC where he was responsible for the financial and business approach for the various businesses, which has included the financing and production of multiple entertainment projects. Qualified as a lawyer in both California (active) and the United Kingdom (non-active), Mr. Horsman started his legal career in 1990 at the U.K.’s preeminent corporate law firm, Slaughter and May, and then as a partner from 1998 to 2003 in a leading boutique law firm in Los Angeles, Neff Law Group, specializing in the technology and e-commerce sectors. His clients at the time included many of the world’s largest software companies. In 2003, Horsman joined his client, PriceGrabber.com, a leading e-commerce platform, as its Vice President and General Counsel, and was integrally involved in arranging the company’s sale in 2005; with only $1.5 million of investment, the company sold to Experian for $485 million. Mr. Horsman previously served as the Co-Chair of InventTV, and was a Partner in LAMF Sports Management since 2023. From 2006 through 2009, Mr. Horsman was CEO of Future Films (U.S.), at the time part of one of the largest independent entertainment financing groups.

Morgan Earnest, LAMF’s Chief Financial Officer since September 2021, has served as the Chief Operating Officer of LAMF LLC and its affiliates since 2018. Since 2018, Mr. Earnest has also served as Senior Investment Advisor to Jeffrey Soros’ family office for alternative and private investments. Mr. Earnest has over a decade of investment, corporate development and mergers & acquisitions experience. From 2022-2023, Mr. Earnest was engaged as the Media & Finance Consultant on The Morning Show for Apple TV+ and Media Res. Prior to LAMF, Mr. Earnest was an executive from 2016 to 2018 for four-time Oscar-nominated writer / director / producer Michael Mann at his production company, Forward Pass, Inc. Mr. Earnest started his career with J.P. Morgan Investment Management where he was an analyst from 2010 to 2011 and holds a Bachelor of Science in Management (BSM) in Finance from Tulane University.

Mike Brown, a director of LAMF since September 2021, is an American basketball coach and 4x NBA champion who is the head coach for the Sacramento Kings and the head coach of the Nigerian National Basketball Team that qualified for the 2020 Olympics. In 2023, Mr. Brown was named NBA Coach of the Year for the second time. He previously served as the associate head coach of the Golden State Warriors from 2016 to 2022 and as the head coach of the Cleveland Cavaliers from 2005 to 2010. After a 2009 season where the Cavaliers went 66-16, he won NBA Coach of the Year for the first time. In his second season in 2007, the Cavaliers made it to the NBA Finals for the first time in franchise history. Mr. Brown had a second stint as head coach of the Cavaliers from 2013 to 2014. Mr. Brown has coached for the Los Angeles Lakers from 2011 to 2012. Mr. Brown has also been an assistant coach for the Washington Wizards from 1997 to 1999, the San Antonio Spurs from 2000 to 2003 and the Indiana Pacers from 2003 to 2005 and played collegiately at Mesa Community College and the University of San Diego from 1988 to 1992, where he also earned a Bachelor of Business Administration degree. We believe Mr. Brown is qualified to serve on our board of directors because of his proven track record of success and leadership and unique perspective and network when it comes to businesses in the sports and entertainment industries.

Adriana Machado, a director of LAMF since September 2021, is a celebrated women business leader in Latin America and an outspoken advocate in the impact economy space. She served as the President and CEO of GE Brazil from December 2011 to August 2013 and as the Vice President of Government Affairs & Policy for Latin America from August 2013 to July 2015. She founded the Briyah Institute, a Benefit Corporation (B Corp) that bridges innovation, practice and purpose to inspire leaders to transform organizations co-creating an impact economy in April 2018. Ms. Machado serves on the advisory board of Securitas Bio since January 2021, on the US board of 501(c)(3) Instituto DARA since September 2023, and has been a supporter of the Brain Health Project, an initiative aimed at preventing Alzheimer’s Disease by promoting brain health and slowing cognitive decline. She also serves as a strategic partner to the WMB Partners since 2020 by connecting purpose-driven companies with transformational leaders, geared towards delivering positive impact to all stakeholders. Ms. Machado has a B.A. in Political Science from Universidade de Brasilia (UnB). We believe Ms. Machado is qualified to serve on our board of directors because of her executive experience and familiarity with the LATAM market.

Christina Spade, a director of LAMF since September 2021, has spent her career in media and entertainment, with a focus on consumer platforms. In 2021 and 2022, she held several leadership positions with AMC Networks, including Chief Financial Officer, Chief Operating Officer, and Chief Executive Officer. She previously served as Chief Financial Officer for ViacomCBS (currently Paramount Global) from 2019 to 2020 and for CBS Corporation from 2018 to 2019, prior to its merger with Viacom Inc. Prior to this, Ms. Spade was at Showtime Networks Inc. (“SNI”) for 21 years where she served in various roles, including Chief Financial Officer from 2012 to 2018, and was instrumental in the successful scaling of the Showtime multi-platform distribution strategy during the advent of streaming. Additionally, she served as Senior Vice President, Business Operations of SNI from 2000 to 2012. She also was an audit professional and CPA with PricewaterhouseCoopers from 1991 to 1997 in various roles. Ms. Spade is currently a member of the board of directors for The Paley Center for Media, since November 2022. She also founded in 2010, and serves as president, of ATR Children’s Foundation, which is a non-profit organization which helps children in need. Ms. Spade previously was an executive member of the board of directors for the T. Howard Foundation from 2015 to 2022. Ms. Spade was honored as a 2017 WICT Wonder Woman and served as an executive mentor in WICT’s mentorship program. We believe Ms. Spade is qualified to serve on our board of directors because of her extensive experience in the finance and entertainment industry.

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

Our officers are appointed by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint officers as it deems appropriate pursuant to our Governing Documents.

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

The audit committee is responsible for:

●	meeting with our independent registered public accounting firm regarding, among other issues, audits, and adequacy of our accounting and control systems;

●	monitoring the independence of the independent registered public accounting firm;

●	verifying the rotation of the lead (or coordinating) audit partner having primary responsibility for the audit and the audit partner responsible for reviewing the audit as required by law;

●	inquiring and discussing with management our compliance with applicable laws and regulations;

●	pre-approving all audit services and permitted non-audit services to be performed by our independent registered public accounting firm, including the fees and terms of the services to be performed;

●	appointing or replacing the independent registered public accounting firm;

●	determining the compensation and oversight of the work of the independent registered public accounting firm (including resolution of disagreements between management and the independent registered public accounting firm regarding financial reporting) for the purpose of preparing or issuing an audit report or related work;

●	establishing procedures for the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls or reports which raise material issues regarding our consolidated financial statements or accounting policies;

●	monitoring compliance on a quarterly basis with the terms of the IPO and, if any noncompliance is identified, immediately taking all action necessary to rectify such noncompliance or otherwise causing compliance with the terms of the IPO; and

●	reviewing and approving all payments made to our existing shareholders, executive officers or directors and their respective affiliates. Any payments made to members of our audit committee will be reviewed and approved by our board of directors, with the interested director or directors abstaining from such review and approval.

Compensation Committee

Our board of directors established a compensation committee of our board of directors. The members of our compensation committee are Mr. Brown and Mses. Spade, and Machado, and Ms. Machado serves as chairman of the compensation committee. We adopted a compensation committee charter, which details the principal functions of the compensation committee, including:

●	reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer based on such evaluation;

●	reviewing and approving the compensation of all of our other Section 16 executive officers;

●	reviewing our executive compensation policies and plans;

●	implementing and administering our incentive compensation equity-based remuneration plans;

●	assisting management in complying with our proxy statement and annual report disclosure requirements;

●	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our executive officers and employees;

●	producing a report on executive compensation to be included in our annual proxy statement; and

●	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

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

The board of directors also considers director candidates recommended for nomination by our shareholders during such times as they are seeking proposed nominees to stand for election at the next annual meeting of shareholders (or, if applicable, a special meeting of shareholders). Our shareholders that wish to nominate a director for election to our board of directors should follow the procedures set forth in our Governing Documents. We have not formally established any specific, minimum qualifications that must be met or skills that are necessary for directors to possess. In general, in identifying and evaluating nominees for director, our board of directors considers educational background, diversity of professional experience, knowledge of our business, integrity, professional reputation, independence, wisdom, and the ability to represent the best interests of our shareholders.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our officers, directors and persons who own more than ten percent of a registered class of our equity securities to file reports of ownership and changes in ownership with the SEC. Officers, directors and ten percent shareholders are required by regulation to furnish us with copies of all Section 16(a) forms they file. Based solely on review of the copies of such forms furnished to us, or written representations that no Forms 5 were required, we believe that, during the fiscal year ended December 31, 2023, all Section 16(a) filing requirements applicable to our officers and directors were complied with.

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

Each of our officers and directors presently has, and any of them in the future may have additional, fiduciary or contractual obligations to another entity pursuant to which such officer or director is or will be required to present a business combination opportunity to such entity. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such business combination opportunity to such entity, subject to their fiduciary duties under Cayman Islands law. Our Governing Documents provide that, to the fullest extent permitted by applicable law: (i) no individual serving as a director or an officer shall have any duty, except and to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us; and (ii) we renounce any interest or expectancy in, or in being offered an opportunity to participate in, any potential transaction or matter which may be a corporate opportunity for any director or officer, on the one hand, and us, on the other. We do not believe, however, that the fiduciary duties or contractual obligations of our officers or directors will materially affect our ability to complete our initial business combination.

Below is a table summarizing the entities to which LAMF’s officers and directors currently have fiduciary duties or contractual obligations:

Individual	Entity	Entity’s Business	Affiliation
Jeffrey Soros	LAMF LLC	Media and Entertainment	Co-founder and Co-CEO
	JPS Capital LLC	Investment	Investor
	LAMF Sports	Sports	Partner Co-Chair
	InventTV	Media and Entertainment	Board member
	Almanack Screenwriters	Media and Entertainment
	Paul & Daisy Soros Fellowship for New Americans	Non-profit	President

Simon Horsman	Euro Gang Entertainment LLC	Media and Entertainment	Co-founder and Co-CEO
	LAMF LLC	Media and Entertainment	Co-founder

Morgan Earnest	LAMF LLC	Media and Entertainment	Chief Operating Officer
	JPS Capital LLC	Investment	Senior Advisor
	Secret Hideout Films	Media and Entertainment	Senior Executive

Mike Brown	Sacramento Kings	Sports	Head Coach
	Nigerian National Basketball Team	Sports	Head Coach

Adriana Machado	Briyah Institute	Benefit Corporation	Founder
	WOMB Group	Hiring/Recruitment	Strategic partner
	DBA Securitas Biosciences Uruguay	Biotechnology	Advisory Board member
	Instituto DARA	Non-profit	US Board member

Christina Spade	None.

Potential investors should also be aware of the following other potential conflicts of interest:

●	Our Initial Shareholders purchased Founder Shares prior to the date of the IPO’s prospectus and purchased Private Placement Units in a transaction that closed simultaneously with the closing of the IPO. The Sponsor, officers and directors have agreed to (i) waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of the initial business combination, (ii) waive their redemption rights with respect to their Founder Shares and Public Shares in connection with a shareholder vote to approve an amendment to the Governing Documents, (iii) waive their rights to liquidating distributions from the Trust Account with respect to their Founder Shares if the Company fails to complete the initial business combination within the Combination Period, and (iv) vote any Founder Shares held by them and any Public Shares purchased during or after the IPO (including in open market and privately-negotiated transactions) in favor of the initial business combination. If we do not complete our initial business combination within the prescribed time frame, the Private Placement Units will expire worthless. Furthermore, our Initial Shareholders have agreed not to transfer, assign or sell any of their Founder Shares until the earliest to occur of: (i) (x) with respect to one-third of such shares, the consummation of our initial business combination, (y) with respect to one-third of such shares, until the closing price of our Class A Shares exceeds $12.00 for any 20 trading days within a 30-trading day period following the consummation of our initial business combination, and (z) with respect to one-third of such shares, until the closing price of our Class A Shares exceeds $13.50 for any 20 trading days within a 30-trading day period following the consummation of our initial business combination; (ii) two years after the consummation of our initial business combination; and (iii) the date on which we complete a liquidation, merger, capital stock exchange or other similar transaction after our initial business combination that results in all of our shareholders having the right to exchange their Class A Shares for cash, securities or other property; except to certain permitted transferees and under certain circumstances as described herein. Any permitted transferees will be subject to the same restrictions and other agreements of our Initial Shareholders with respect to any Founder Shares. Subject to certain limited exceptions, the Private Placement Units, Private Placement Shares and Private Placement Warrants, and the Class A Shares underlying such Warrants, will not be transferable until 30 days following the completion of our initial business combination. Because each of our executive officers and director nominees will own ordinary shares or Warrants directly or indirectly, they may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination.

●	Our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial business combination.

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

We cannot assure you that any of the above-mentioned conflicts will be resolved in our favor.

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

Limitation on Liability and Indemnification of Officers and Directors

Cayman Islands law does not limit the extent to which a company’s memorandum and articles of association may provide for indemnification of officers and directors, except to the extent any such provision may be held by the Cayman Islands courts to be contrary to public policy, such as to provide indemnification against willful default, fraud or the consequences of committing a crime. Our Governing Documents provide for indemnification of our officers and directors to the maximum extent permitted by law, including for any liability incurred in their capacities as such, except through their own actual fraud, willful default or willful neglect. We have purchased a policy of directors’ and officers’ liability insurance that insures our officers and directors against the cost of defense, settlement or payment of a judgment in some circumstances and insures us against our obligations to indemnify our officers and directors.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

The following table sets forth information regarding the beneficial ownership of our ordinary shares as of December 31, 2023 by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding ordinary shares;

●	each of our executive officers, directors and director nominees; and

●	all our executive officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all of our ordinary shares beneficially owned by them. The following table does not reflect record or beneficial ownership of the Private Placement Warrants as they are not exercisable within 60 days of the date of this Form 10-K.

The beneficial ownership of our ordinary shares is based on 12,491,949 Class A Shares issued and outstanding as of December 31, 2023.

Name and Address of Beneficial Owner(1)	Number of Class A Shares Beneficially Owned	Approximate Percentage of Outstanding Class A Shares

LAMF SPAC Holdings I LLC(2)	9,469,333	75.8%
Jeffrey Soros	-	-
Simon Horsman	-	-
Morgan Earnest	-	-
Mike Brown	20,000	*
Adriana Machado	20,000	*
Christina Spade	20,000	*
All officers and directors as a group (six individuals)	9,529,333	76.3%

*	Less than one percent.

(1)	Unless otherwise noted, the business address of each of the following is 9255 Sunset Blvd., Suite 1100 West Hollywood, California, 90069.
(2)	LAMF SPAC Holdings I LLC is the record holder of the shares reported herein. LAMF SPAC I LLC is the managing member of LAMF SPAC Holdings I LLC. LAMF SPAC I LLC has voting and investment discretion with respect to the ordinary shares held of record by LAMF SPAC Holdings I LLC. There are three managing members of LAMF SPAC I LLC. Each managing member has one vote, and the approval of a majority is required to approve an action. Under the so-called “rule of three,” voting and dispositive decisions regarding an entity’s securities are made by three or more individuals, and voting or dispositive decisions require the approval of a majority of those individuals, then none of the individuals is deemed a beneficial owner of the entity’s securities. Based on the foregoing, no individual managing member of LAMF SPAC I LLC exercises voting or dispositive control over any of the shares held by the entity, even those in which he holds a pecuniary interest. Accordingly, none of them will be deemed to have or share beneficial ownership of such shares.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Founder Shares and Private Placement Units

On September 3, 2021, our Sponsor paid $25,000, or approximately $0.003 per share, to cover formation costs in exchange for an aggregate of 7,666,667 Founder Shares. On November 10, 2021, we effected a share capitalization pursuant to which an additional 766,666 Founder Shares were issued to our Sponsor, resulting in an aggregate of 8,433,333 Founder Shares outstanding. On May 11, 2023, all 8,433,333 Founder Shares were converted into 8,433,333 Class A Shares. The number of Founder Shares outstanding was determined based on the expectation that the total size of the IPO would be a maximum of 25,300,000 Units and therefore that such Founder Shares would represent 25% of the outstanding shares after the IPO. Up to 1,100,000 Founder Shares were subject to forfeiture by our Sponsor depending on the extent to which the underwriters’ over-allotment option is exercised. In connection with the underwriters’ full exercise of their over-allotment option on November 16, 2021, the 1,100,000 shares were no longer subject to forfeiture.

Our initial shareholders have agreed not to transfer, assign or sell any of their Founder Shares until the earliest to occur of: (i) (x) with respect to one- third of such shares, until consummation of the initial business combination, (y) with respect to one-third of such shares, until the closing price of the Class A Shares exceeds $12.00 for any 20 trading days within a 30-trading day period following the consummation of the initial business combination and (z) with respect to one-third of such shares, until the closing price of the Class A Shares exceeds $15.00 for any 20 trading days within a 30-trading day period following the consummation of the initial business combination; (ii) two years after the consummation of the initial business combination; and (iii) the date on which the Company completes a liquidation, merger, capital share exchange or other similar transaction after the initial business combination that results in all of the Company’s shareholders having the right to exchange their Class A Shares for cash, securities or other property; except to certain permitted transferees and under certain circumstances. Any permitted transferees will be subject to the same restrictions and other agreements of the Initial Shareholders with respect to any Founder Shares.

Simultaneously with the closing of the IPO and pursuant to a private placement, we consummated the sale of the Private Placement Units to the Sponsor, generating gross proceeds of $11,060,000. Each Private Placement Unit consists of one Class A Share, and one-half of one redeemable Warrant. The Private Placement Units are identical to the Units, subject to certain limited exceptions as described herein.

Following the IPO, the full exercise of the underwriters’ over-allotment option, and the sale of the Private Placement Units, a total of $258,060,000 was placed in the Trust Account, or $10.20 per Public Share.

On May 11, 2023, we held an extraordinary general meeting of shareholders. In this meeting, our shareholders approved amendments to our Governing Documents to extend the date by which we must complete an initial business combination from May 16, 2023 to November 16, 2023, and to allow us, without another shareholder vote, by resolution of the board of directors, to elect to further extend the date by which we must complete an initial business combination in one-month increments up to six additional times, or a total of up to twelve months, up to May 16, 2024. In connection with this meeting, shareholders holding an aggregate of 22,347,384 Public Shares exercised their right to redeem their shares for $10.52 per share of the funds held in the Trust Account, leaving approximately $31.0 million in the Trust Account. In connection with the Extension, all 8,433,333 Class B ordinary shares were converted into 8,433,333 Class A Shares on May 11, 2023, resulting in no Founder Shares outstanding. Following such redemptions, and after giving effect to the 8,433,333 Founder Shares that were converted into 8,433,333 Class A Shares at the election of the holders of the Founder Shares, there were 12,491,949 Class A Shares outstanding.

Promissory Notes - Related Party Loans

On September 3, 2021, we issued an unsecured promissory note to the Sponsor, pursuant to which we could borrow up to an aggregate principal amount of $300,000 to be used for a portion of the expenses related to the IPO. There is no amount outstanding under the promissory note.

Further, in order to finance transaction costs in connection with an intended initial business combination, the Sponsor or an affiliate of the Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. On February 2, 2024, we issued an unsecured promissory note to the Sponsor, pursuant to which we may borrow up to $1,200,000 from the Sponsor, related to ongoing expenses reasonably related to the business of the Company and the consummation of its initial business combination. The Working Capital Promissory Note bears no interest and is repayable in full upon the earlier of the date on which we consummate our initial business combination or the date of our liquidation. Any outstanding principal amount to date under the Working Capital Promissory Note may be prepaid at any time by us, at our election and without penalty. Under the Working Capital Promissory Note, following the closing of our initial business combination, the Sponsor may elect to convert all or any portion of the unpaid principal balance of the Working Capital Promissory Note into units of the post-business combination entity at $10.00 per unit, with each unit being identical to the private placement units sold to the Sponsor in connection with the IPO. The Conversion Units and their underlying securities are entitled to the registration rights set forth in the Working Capital Promissory Note. If we complete the initial business combination, we would repay the Working Capital Loans. In the event that the initial business combination does not close, we may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. As of February 23, 2024, there was $738,196 outstanding under the Working Capital Promissory Note.

Due to Affiliate

An affiliate of the Company advanced $88,196 for the cost of certain regulatory fees incurred by the Company. The Company will reimburse this amount to the affiliate. As of both December 31, 2023 and 2022, balance due to affiliate totaled $88,196.

The Sponsor advanced $650,000 for the cost of certain regulatory fees incurred by the Company. The Company will reimburse this amount to the Sponsor upon closing of an initial business combination. As of December 31, 2023, balance due to the Sponsor totaled $650,000 and is non-interest bearing.

On February 2, 2024, the Company issued an unsecured promissory note to the Sponsor, pursuant to which the Company may borrow up to $1,200,000 from the Sponsor, related to ongoing expenses reasonably related to the business of the Company and the consummation of its initial business combination. The Working Capital Promissory Note bears no interest and is repayable in full upon the earlier of the date on which the Company consummates its initial business combination or the date of the Company’s liquidation. Any outstanding principal amount to date under the Working Capital Promissory Note may be prepaid at any time by the Company, at its election and without penalty. Under the Working Capital Promissory Note, following the closing of the Company’s initial business combination, the Sponsor may elect to convert all or any portion of the unpaid principal balance of the Working Capital Promissory Note into units of the post-business combination entity at $10.00 per unit, with each unit being identical to the private placement units sold to the Sponsor in connection with the IPO. The Conversion Units and their underlying securities are entitled to the registration rights set forth in the Working Capital Promissory Note.

Administrative Services Agreement

On November 10, 2021, the Company entered into an agreement to pay the Sponsor (and/or its affiliates or designees) an aggregate of $20,000 per month for office space and, secretarial, and administrative services. Upon the earlier of the Company’s consummation of a business combination or its liquidation, the Company will cease paying these monthly fees.

Interim Financing

Prior to the execution of the Business Combination Agreement, the Company and Holdco entered into the Interim Financing agreements with the Interim Financing Investors pursuant to which (i) Nuvo has issued Nuvo Crossover Preferred Shares to the Interim Financing Investors and (ii) upon and subject to the closing of the Business Combination, Holdco will issue 3,823,530 Holdco Ordinary Shares to the Interim Financing Investors, which provided Nuvo with an aggregate of approximately $13,000,000 of gross proceeds as a result of the Interim Financing. Certain of the Interim Financing Investors are affiliated with the Company and the Sponsor and intend to invest an aggregate of $2,000,000 in the Interim Financing. These affiliates are: (i) Jeffrey Soros, LAMF’s Chairman, who intends to invest $500,000, (ii) Tamim Mourad, a strategic investor of LAMF and an affiliate of a member of the Sponsor, who intends to invest $500,000 and (iii) Gaingels 10X Capital Diversity Fund I, LP, a Delaware limited partnership and an affiliate of a member of the Sponsor, that intends to invest $1,000,000.

Registration Rights Agreement

At the closing of the Business Combination, LAMF, Nuvo, Holdco, Sponsor, Simon Horsman, Jeffrey Soros, Morgan Earnest, Christina Spade, Adriana Machado, and Michael Brown, as executive officers and/or directors of LAMF prior to the Closing, Keith Harris, as advisor to LAMF prior to the Closing, LAMF SPAC I LLC, Nweis Investments LLC, Atoe LLC, 10X LAMF SPC SPV LLC, 10X LLC, ASCJ Global LLC – Series 16, and Cohen Sponsor LLC – A16 RS, as the members of the Sponsor, certain Nuvo Shareholders, and the executive officers and directors of Nuvo prior to the Closing, will enter into the Registration Rights Agreement, pursuant to which, among other things, Holdco will agree to register for resale, pursuant to Rule 415 under the Securities Act, the Registerable Securities that are held by the parties thereto from time to time. The parties will be granted certain customary demand and piggyback registration rights under the Registration Rights Agreement, which are subject to customary terms and conditions, including with respect to cooperation and reduction of underwritten shelf takedown provisions, with respect to the securities of Holdco. Pursuant to the terms of the Non-Redemption Agreements, the Sponsor has agreed to assign its rights with respect to the shares to be transferred to the investors party to such agreements under the Registration Rights Agreement.

Sponsor Support Agreement

Concurrently with the execution of the Business Combination Agreement, the Sponsor Parties entered into the Sponsor Support Agreement. Under the Sponsor Support Agreement, the Sponsor Parties agreed, among other things, to:

●	vote in favor of the adoption and approval of the Business Combination;

●	be bound by certain other covenants and agreements related to the Business Combination;

●	be bound by certain transfer restrictions with respect to securities of LAMF during the pendency of the Business Combination; and

●	not redeem any Class A Shares in connection with the Business Combination.

Pursuant to the Sponsor Support Agreement, the Sponsor Parties agreed to not transfer any Class A Shares held by them for Sponsor Parties Lock-up Period, other than (i) the Class A Shares to be transferred by the Sponsor to certain unaffiliated third parties who executed Non-Redemption Agreements with LAMF and the Sponsor in May 2023, which will be free from contractual transfer restrictions following the closing of the Business Combination, or (ii) the Private Placement Warrants or Class A Shares that were included as part of the Units purchased by the Sponsor in a private placement that occurred simultaneously with the completion of the IPO, which will continue to be subject to transfer restrictions for 30 days following the closing of the Business Combination.

With respect to the 2,450,980 Pooled Shares, the Sponsor Parties Lock-up Period will expire on the later of (a) six months after the closing of the Business Combination and (b) the earliest of (i) Holdco or Nuvo having received, on or after the closing of the Business Combination, gross proceeds of at least $25,000,000 from an equity financing (excluding the Interim Financing), (ii) Holdco having closed its first marketed/underwritten follow-on offering and (iii) Holdco having completed a change of control transaction.

Warrant Assignment, Assumption and Amendment Agreement

At the SPAC Effective Time, LAMF, Holdco, and Continental will enter into a warrant assignment, assumption and amendment agreement. Subject to the closing of the Business Combination, such agreement will amend the warrant agreement, as LAMF will assign all its rights, title and interest in the warrant agreement to Holdco. Pursuant to the amendment, all Warrants will no longer be exercisable for shares of Class A Shares, but instead will be exercisable for shares of Holdco Ordinary Shares on substantially the same terms that were in effect prior to the closing of the Business Combination under the terms of the warrant agreement.

Item 14. Principal Accounting Fees and Services.

The firm of WithumSmith+Brown, PC acts as our independent registered public accounting firm. The following is a summary of fees paid to WithumSmith+Brown, PC for services rendered.

Audit Fees

Audit fees consist of fees billed for professional services rendered for the audit of our year-end consolidated financial statements and services that are normally provided by WithumSmith+Brown, PC in connection with regulatory filings. The aggregate fees billed by WithumSmith+Brown, PC for audit fees, inclusive of required filings with the SEC for the years ended December 31, 2022 and 2023 of services rendered in connection with our IPO, totaled $78,082 and 180,614, respectively.

Audit-Related Fees

Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our year- end consolidated financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultation concerning financial accounting and reporting standards. During the years ended December 31, 2022 and 2023 we did not pay WithumSmith+Brown, PC any audit-related fees.

Tax Fees

Tax fees consist of fees billed for professional services relating to tax compliance, tax planning and tax advice. During the years ended December 31, 2022 and 2023, we paid WithumSmith+Brown, PC tax fees in the amount approximately $4,000 and $4,000, respectively.

All Other Fees

All other fees consist of fees billed for all other services. During the years ended December 31, 2022 and 2023, we did not pay WithumSmith+Brown, PC any other fees.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	The following documents are filed as part of this Annual Report on Form 10-K:

1.	Financial Statements: See “Index to Financial Statements” at “Item 8. Financial Statements and Supplementary Data” herein.

(b)	Financial Statement Schedules. All schedules are omitted for the reason that the information is included in the consolidated financial statements or the notes thereto or that they are not required or are not applicable.

(c)	Exhibits: The exhibits listed in the Exhibit Index below are filed or incorporated by reference as part of this Annual Report on Form 10-K.

Exhibit Index

Exhibit Number	Description

1.1	Underwriting Agreement, dated November 10, 2021, by and between the Company and Wells Fargo Securities, LLC, as representative of the underwriters (incorporated by reference to Exhibit 1.1 to the Company’s Registration Statement on Form S-1/A (File No. 333-259998), filed with the Securities and Exchange Commission on October 28, 2021).

2.1	Business Combination Agreement, dated August 17, 2023, by and among LAMF Global Ventures Corp. I, Nuvo Group Ltd., Holdco Nuvo Group D.G. Ltd., Nuvo Assetco Corp., and H.F.N. Insight Merger Company Ltd. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 001-41053), filed with the Securities and Exchange Commission on August 22, 2023).

3.1	Amended and Restated Memorandum and Articles of Association (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1/A (File No. 333-259998), filed with the Securities and Exchange Commission on October 28, 2021).

4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1/A (File No. 333-259998), filed with the Securities and Exchange Commission on October 28, 2021).

4.2	Specimen Ordinary Share Certificate (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1/A (File No. 333-259998), filed with the Securities and Exchange Commission on October 28, 2021).

4.3	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-1/A (File No. 333-259998), filed with the Securities and Exchange Commission on October 28, 2021).

4.4	Warrant Agreement by and between the Company and Continental Stock Transfer & Trust Company, dated as of November 10, 2021 (incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-1/A (File No. 333-259998), filed with the Securities and Exchange Commission on October 28, 2021).

4.5	Description of Registrant’s Securities

10.1	Letter Agreement, dated November 10, 2021, by and among the Company, its executive officers, its directors and LAMF SPAC Holdings I LLC (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1/A (File No. 333-259998), filed with the Securities and Exchange Commission on October 28, 2021).

10.2	Investment Management Trust Agreement, dated November 10, 2021, by and between the Company and Continental Stock Transfer & Trust Company, as trustee. (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1/A (File No. 333-259998), filed with the Securities and Exchange Commission on October 28, 2021).

10.3	Registration Rights Agreement, dated November 10, 2021, by and among the Company, LAMF SPAC Holdings I LLC and the Holders signatory thereto (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1/A (File No. 333- 259998), filed with the Securities and Exchange Commission on October 28, 2021).

10.4	Private Placement Units Purchase Agreement, dated November 10, 2021, by and between the Company and LAMF SPAC Holdings I LLC (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1/A (File No. 333-259998), filed with the Securities and Exchange Commission on October 28, 2021).

10.5	Administrative Services Agreement, dated November 10, 2021, by and between the Company and LAMF SPAC Holdings I LLC (incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1/A (File No. 333-259998), filed with the Securities and Exchange Commission on October 28, 2021).

10.6	Form of Indemnity Agreement (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1/A (File No. 333-259998), filed with the Securities and Exchange Commission on October 28, 2021).

10.7	Promissory Note, dated September 3, 2021, issued to LAMF SPAC Holdings I LLC (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1/A (File No. 333-259998), filed with the Securities and Exchange Commission on October 28, 2021).

10.8	Securities Subscription Agreement, dated September 3, 2021, by and between the Company and LAMF SPAC Holdings I LLC (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1/A (File No. 333-259998), filed with the Securities and Exchange Commission on October 28, 2021).

10.9	Form of Non-Redemption Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-41053), filed with the Securities and Exchange Commission on May 5, 2023).

10.10	Amendment No. 1 to the Investment Management Trust Agreement, dated December 6, 2023, by and between LAMF Global Ventures Corp. I and Continental Stock Transfer & Trust Company, as trustee (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-41053), filed with the Securities and Exchange Commission on December 6, 2023).

10.11	Shareholder Support Agreement, dated August 17, 2023, by and among LAMF Global Ventures Corp. I, Nuvo Group Ltd., Holdco Nuvo Group D.G. Ltd. and the shareholders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-41053), filed with the Securities and Exchange Commission on August 22, 2023).

10.12	Sponsor Support Agreement, dated August 17, 2023, by and among LAMF SPAC Holdings LLC, LAMF Global Ventures Corp. I, Nuvo Group Ltd., Holdco Nuvo Group D.G. Ltd. and the other parties thereto (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-41053), filed with the Securities and Exchange Commission on August 22, 2023).

10.13	Form of Registration Rights Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-41053), filed with the Securities and Exchange Commission on August 22, 2023).

14	Code of Ethics (incorporated by reference to Exhibit 14 of the Company’s Registration Statement on Form S-1/A (File No. 333-259998), filed with the Securities and Exchange Commission on October 28, 2021).

24	Power of Attorney (included on signature page of this report).

31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).

32.1	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

32.2	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

97.1	LAMF Global Ventures Corp. I, Clawback Policy

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

ITEM 16. FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 23, 2024

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

Name	Position	Date

/s/ Jeffrey Soros	Chairman	February 23, 2024
Jeffrey Soros

/s/ Simon Horsman	Director and Chief Executive Officer	February 23, 2024
Simon Horsman	(Principal Executive Officer)

/s/ Morgan Earnest	Chief Financial Officer	February 23, 2024
Morgan Earnest	(Principal Financial and Accounting Officer)

/s/ Mike Brown	Director	February 23, 2024
Mike Brown

/s/ Adriana Machado	Director	February 23, 2024
Adriana Machado

/s/ Christina Spade	Director	February 23, 2024
Christina Spade